Form 10-Q
period 2016-06-30
Sensus Healthcare, Inc.
filed 2016-08-15
CIK 1494891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-37714

Sensus Healthcare, Inc. (Exact name of registrant as specified in its charter)

Delaware	27-1647271
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

851 Broken Sound Pkwy., NW #215, Boca Raton, Florida	33487
(Address of principal executive office)	(Zip Code)

(561) 922-5808
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of July 31, 2016, 13,546,170 shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

SENSUS HEALTHCARE, INC.

QUARTERLY REPORT ON FORM 10-Q

INTRODUCTORY NOTE

Caution Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words “may,” “could,” “should,” “would,” “will,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements.

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements.

Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and the following sections of our final prospectus filed with the Securities and Exchange Commission, or SEC, on June 2, 2016 related to our Registration Statement on Form S-1, as amended (File No. 333-209451) for our initial public offering : (a) “Introductory Note”; (b) “Risk Factors”, as updated in our subsequent quarterly reports filed on Form 10-Q; and (c) “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as:

▪	our ability to achieve and sustain profitability;
▪	market acceptance of the SRT-100 product line;
▪	our ability to successfully commercialize our products, including the SRT-100;
▪	our ability to compete effectively in selling our products and services;
▪	our ability to expand, manage and maintain our direct sales and marketing organizations;
▪	our actual financial results may vary significantly from forecasts and from period to period;
▪	our ability to successfully develop new products, improve or enhance existing products or acquire complementary products, technologies, services or businesses;
▪	our ability to obtain and maintain intellectual property of sufficient scope to adequately protect our products, including the SRT-100, and our ability to avoid infringing or otherwise violating the intellectual property rights of third parties;
▪	market risks regarding consolidation in the healthcare industry;
▪	the willingness of healthcare providers to purchase our products if coverage, reimbursement and pricing from third party payors for procedures using our products significantly declines;
▪	the level and availability of government and third party payor reimbursement for clinical procedures using our products;
▪	our ability to effectively manage our anticipated growth;
▪	the regulatory requirements applicable to us and our competitors;
▪	our ability to manufacture our products to meet demand;
▪	our reliance on third party manufacturers and sole- or single-source suppliers;
▪	our ability to reduce the per unit manufacturing cost of the SRT-100;
▪	our ability to efficiently manage our manufacturing processes;
▪	the regulatory and legal risks, and certain operating risks, that our international operations subject us to;
▪	the fact that product quality issues or product defects may harm our business;
▪	any product liability claims;
▪	the limited trading activity of our common stock; and
▪	our ability to manage the risk of the foregoing

However, other factors besides those listed in Item 1A Risk Factors or discussed in this Form 10-Q also could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us or on our behalf speak only as of the date they are made. We do not undertake to update any forward-looking statement, except as required by applicable law.

PART I.	FINANCIAL INFORMATION

SENSUS HEALTHCARE, INC.
CONDENSED BALANCE SHEETS

(unaudited)

	As of December 31,	As of June 30,
	2015	2016

Assets
Current Assets
Cash and cash equivalents	$5,065,068	$15,755,549
Accounts receivable, net	2,071,572	2,540,814
Inventories	998,861	1,038,775
Deferred offering costs and other prepaids	432,787	38,164
Total Current Assets	8,568,288	19,373,302
Property and Equipment, Net	320,699	512,395
Patent Rights, Net	722,895	674,702
Deposits	24,272	24,272
Total Assets	$9,636,154	$20,584,671
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$2,307,465	$2,040,935
Dividends payable	-	2,674,197
Product warranties	48,363	87,813
Revolving credit facility	422,702	-
Deferred revenue, current portion	890,234	843,856
Total Current Liabilities	3,668,764	5,646,801
Deferred Revenue, Net of Current Portion	45,786	11,993
Total Liabilities	3,714,550	5,658,794
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, 5,000,000 shares authorized and none issued and outstanding at December 31, 2015 and June 30, 2016	-	-
Common stock, $0.01 par value – 50,000,000 authorized and 10,367,883 and 13,523,032 issued and outstanding at December 31, 2015 and June 30, 2016, respectively	103,678	135,230
Additional paid-in capital	13,263,735	22,585,674
Accumulated deficit	(7,445,809)	(7,795,027)
Total Stockholders’ Equity	5,921,604	14,925,877
Total Liabilities and Stockholders’ Equity	$9,636,154	$20,584,671

See accompanying notes to the unaudited condensed financial statements.

SENSUS HEALTHCARE, INC.
CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2016	2015	2016

Revenues	$2,395,384	$3,570,943	$4,325,033	$6,606,147
Cost of Sales	847,645	1,250,776	1,571,824	2,353,146
Gross Profit	1,547,739	2,320,167	2,753,209	4,253,001
Operating Expenses
Selling and marketing	931,896	1,184,489	1,848,244	2,128,612
General and administrative	369,430	1,070,825	699,176	1,756,545
Research and development	334,124	413,626	773,927	707,030
Total Operating Expenses	1,635,450	2,668,940	3,321,347	4,592,187
Loss from Operations	(87,711)	(348,773)	(568,138)	(339,186)
Other Income (Expense)
Interest expense	(1,472)	(6,227)	(6,592)	(15,852)
Interest income	434	3,065	721	5,820
Other Expense, net	(1,038)	(3,162)	(5,871)	(10,032)
Loss Before Income Taxes	(88,749)	(351,935)	(574,009)	(349,218)
Provision for income taxes	-	(636)	-	-
Net Loss	$(88,749)	$(351,299)	$(574,009)	$(349,218)
Preferential distribution	(128,333)	-	(256,666)	-
Net Loss Attributable to Common Stockholders	$(217,082)	$(351,299)	$(830,675)	$(349,218)
Net Loss Attributable to Common Stockholders per share – basic and diluted	$(0.02)	$(0.03)	$(0.08)	$(0.03)
Weighted average number of shares used in computing net loss per share – basic and diluted	9,880,028	11,196,173	9,880,028	10,182,028

See accompanying notes to the unaudited condensed financial statements.

SENSUS HEALTHCARE, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2016

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
December 31, 2015	10,367,883	$103,678	$13,263,735	$(7,445,809)	$5,921,604
Stock based compensation	307,666	3,077	499,264	—	502,341
Initial public offering of units, net of offering costs	2,300,000	23,000	10,369,809	—	10,392,809
Exercise of warrants and options	547,483	5,475	1,127,063	—	1,132,538
Preferred dividend	—	—	(2,674,197)	—	(2,674,197)
Net loss	—	—	—	(349,218)	(349,218)
June 30, 2016	13,523,032	$135,230	$22,585,674	$(7,795,027)	$14,925,877

See accompanying notes to the unaudited condensed financial statements.

SENSUS HEALTHCARE, INC.
CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2015	2016
Cash Flows From Operating Activities
Net loss	$(574,009)	$(349,218)
Adjustments to reconcile net income (loss) to net cash and cash equivalents used in operating activities:
Depreciation and amortization	167,836	168,937
Provision for product warranties	30,000	50,496
Stock based compensation	3,239	502,341
(Increase) decrease in:
Accounts receivable	(734,803)	(469,242)
Inventories	(6,470)	(107,822)
Deferred offering costs and other prepaids	29,588	84,944
Increase (decrease) in:
Accounts payable and accrued expenses	668,726	(87,483)
Deferred revenue	41,486	(80,170)
Product warranties	(2,303)	(11,046)

Net Cash Used In Operating Activities	(376,710)	(298,263)
Cash Flows from Investing Activities
Acquisition of property and equipment	$(57,293)	$(244,532)
Net Cash Used In Investing Activities	(57,293)	(244,532)
Cash Flows from Financing Activities
Initial public offering of units	$-	$12,650,000
Repayment of revolving credit facility, net	(225,000)	(422,702)
Exercise of warrants	-	1,132,538
Initial public offering costs	-	(2,126,560)
Net Cash Provided By (Used In) Financing Activities	(225,000)	11,233,276
Net Increase (Decrease) in Cash and Cash Equivalents	(659,003)	10,690,481
Cash and Cash Equivalents – Beginning	4,538,713	5,065,068
Cash and Cash Equivalents – Ending	$3,879,710	$15,755,549
Supplemental Disclosure of Cash Flow Information
Interest Paid	$7,661	$16,633
Non Cash Investing and Financing Activities
Reclassification of Prepaid Offering Costs to APIC	$-	$130,629
Transfer of inventory unit to property and equipment	$-	$67,908

See accompanying notes to the unaudited condensed financial statements.

SENSUS HEALTHCARE, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 1 — Organization and Summary of Significant Accounting Policies

Description of the Business

Sensus Healthcare, Inc. (the “Company”) is a manufacturer of superficial radiation therapy devices and has established a distribution and marketing network to sell the devices to healthcare providers globally. The Company was organized on May 7, 2010 as a limited liability corporation. On January 1, 2016, the Company completed a corporate conversion pursuant to which Sensus Healthcare, Inc. succeeded to the business of Sensus Healthcare, LLC. The Company operates as one segment from its corporate headquarters located in Boca Raton, Florida.

Initial Public Offering

In June 2016, the Company issued 2,300,000 units in its initial public offering (“IPO”) at a price of $5.50 per unit ($5.25 attributable to the common stock and $0.25 attributable to the warrant), for net proceeds of approximately $10,393,000 after deducting underwriting discounts and commissions of $886,000 and expenses of $1,371,000. Each unit consisted of one share of common stock and a warrant to purchase one share of common stock. Immediately prior to the IPO, all shares of stock then outstanding converted into an aggregate of 10,367,883 shares of common stock following a 241.95-for-one forward stock split approved by the Company’s board of directors.

Basis of Presentation

The accompanying unaudited condensed financial statements in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and the rules and regulations of the U.S. Securities and Exchange Commission, or SEC.  Accordingly, they do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America for complete financial statements.   The interim financial information is unaudited, but reflects all normal adjustments and accruals which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s final prospectus dated June 2, 2016, filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, relating to the Company’s Registration Statement on Form S-1 (File No. 333-209451), filed with the SEC. The results for the three and six months ended June 30, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016, any other interim periods, or any future year or period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates to which it is reasonably possible that a change could occur in the near term include, revenue recognition, inventory reserves, receivable allowances, recoverability of long lived assets and estimation of the Company’s product warranties. Actual results could differ from those estimates.

Revenue Recognition

The Company’s sales primarily relate to sales of the Company’s devices. The Company recognizes product revenue upon shipment provided that there is persuasive evidence of an arrangement, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable, and collection of the resulting receivable is reasonably assured. The Company does not provide a right of return related to product sales. Revenues for service contracts are recognized over the service contract period on a straight-line basis. Revenue for rentals of equipment is recognized over the lease term on a straight-line basis.

The Company sells products and services under multiple-element arrangements with separate units of accounting; in these situations, total consideration is allocated to the identified units of accounting based on their relative selling prices and revenue is then recognized for each unit based on its specific characteristics. A deliverable in an arrangement qualifies as a separate unit of accounting if the delivered item has value to the customer on a stand-alone basis. The principal deliverables in our multiple deliverable arrangements that qualify as separate units of accounting consist of (i) sales of medical devices and accessories and (ii) service contracts. Performance obligations, including installation and customer training, are considered inconsequential and are combined with the product as one unit of accounting. Selling prices are established using vendor-specific objective evidence (VSOE).

If VSOE does not exist, the Company uses its best estimate of the selling prices for the deliverables. The Company operates in a highly regulated environment and is continually entering into new markets in which regulatory approval is sometimes required prior to the customer being able to use the product. In these cases, where regulatory approval is pending, revenue is deferred until such time as regulatory approval is obtained and customer acceptance becomes certain.

Deferred revenue consists of payments from customers for long term separately priced service contracts, sales pending regulatory approval and deposits on products. Deferred revenue as of December 31, 2015 and June 31, 2016 was as follows:

	As of December 31,	As of June 30,
	2015	2016
		(unaudited)
Service contracts	$669,717	$663,339
Sales pending regulatory approval	155,517	155,517
Deposits on products	65,000	25,000
Total deferred revenue, current portion	$890,234	$843,856
Service contracts, net of current portion	45,786	11,993
Total deferred revenue	$936,020	$855,849

The Company provides warranties, generally one year, in conjunction with the sale of its product. These warranties are short term in nature and entitle the customer to repair, replacement, or modification of the defective product subject to the terms of the respective warranty. The Company records an estimate of future warranty claims at the time the Company recognizes revenue from the sale of the product based upon management’s estimate of the future claims rate.

Shipping and handling costs are expensed as incurred and are included in cost of sales.

Segment and Geographical Information

The Company’s revenue is generated primarily from customers in the United States, which represented approximately 82% and 74% of its net revenues for the three months ended June 30, 2015 and 2016, respectively, and approximately 84% and 61% for the six months ended June 30, 2015 and 2016, respectively. Customers in China accounted for approximately 18% and 24% of revenues for the three months ended June 30, 2015 and 2016 and approximately 13% and 22% for the six months ended June 30, 2015 and 2016, respectively. A distributor in Costa Rica accounted for approximately 2% and 14% of revenues for the three months ended June 30, 2016 and the six months ended June 30, 2016, respectively, and 0% in 2015.

Cash and Cash Equivalents

The Company maintains its cash and cash equivalents with financial institutions which balances exceed the federally insured limits. Federally insured limits are $250,000 for deposits. As of December 31, 2015 and June 30, 2016, the Company had approximately $4,835,000 and $16,041,000, respectively in excess of federally insured limits.

For purposes of the statement of cash flows, the Company considers all highly liquid financial instruments with a maturity of three months or less when purchased to be a cash equivalent.

Accounts Receivable

The Company does business and extends credit based on an evaluation of each customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The allowance for doubtful accounts was approximately $27,000 as of December 31, 2015 and approximately $27,000 as of June 30, 2016. To date, the Company has not experienced significant credit-related losses.

Property and Equipment

Property and equipment are stated at cost. Depreciation on property and equipment is calculated on the straight-line basis over the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred; expenditures that enhance the value of property or extend their useful lives are capitalized. When assets are sold or returned, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income.

Inventory units designated for customer demonstrations, as part of the sales process, are reclassified to property and equipment and the depreciation is recorded to selling and marketing expense. The inventory used for demonstrations that was reclassified to property and equipment for the six months ended June 30, 2015 and 2016 was approximately $0 and $68,000, respectively.

Inventory units designated for customer rental agreements are reclassified to property and equipment and the depreciation is recorded to cost of sales. No inventory was reclassified for the six months ended June 30, 2015 and 2016.

Intangible Assets

Intangible assets are comprised of the Company’s patent rights and are amortized over the patents’ estimated useful life of approximately 13 years. As of June 30, 2016 the remaining useful life was 84 months.

Long-Lived Assets

The Company evaluates its long-lived assets, including intangible assets, for possible impairment whenever circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future cash flows in accordance with accounting guidance. If circumstances suggest the recorded amounts cannot be recovered, based upon estimated future undiscounted cash flows, the carrying values of such assets are reduced to fair value. No impairment charges were recorded for long-lived assets for the six months ended June 30, 2015 and 2016

Earnings Per Share

Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period using the treasury stock method for options and warrants. The diluted net income per share attributable to common stockholders is computed by giving effect to all potential dilutive common share equivalents outstanding for the period. In periods when the Company has incurred a net loss, options and warrants to purchase common shares are considered common share equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive. Shares excluded were computed under the treasury stock method as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2016	2015	2016

Warrants	288,474	23,443	288,474	23,443
Shares	-	54,205	—	54,205
Options	950	-	950	-

Advertising Costs

Advertising and promotion expenses are charged to expense as incurred. Advertising and promotion expense included in selling expense in the accompanying statements of operations amounted to approximately $148,000 and $287,000 for the three months ended June 30, 2015 and 2016, respectively, and $383,000 and $519,000 for the six months ended June 30, 2015 and 2016, respectively.

Deferred Initial Public Offering Costs

Deferred offering costs, which consist of direct incremental legal, accounting and other fees relating to the IPO, are capitalized. The deferred offering costs were offset against IPO proceeds upon the consummation of the offering. As of December 31, 2015 approximately $310,000 of deferred offering costs were capitalized and included in deferred offering costs and other prepaids on the balance sheet.

Note 2 — Property and Equipment

	As to December 31,	As of June 30,	Estimated
	2015	2016	Useful Lives
		(unaudited)
Operations and rental equipment	$504,786	$608,451	3 years
Tradeshow and demo equipment	397,325	572,704	3 years
Computer equipment	88,451	115,618	3 years
	990,562	1,296,773
Less accumulated depreciation	(669,863)	(784,378)
Property and Equipment, Net	$320,699	$512,395

Depreciation expense was approximately $71,000 and $60,000 for the three months ended June 30, 2015 and 2016, respectively, and $120,000 and $121,000, for the six months ended June 30, 2015 and 2016, respectively.

Note 3 — Patent Rights

	As to December 31,	As of June 30,
	2015	2016
		(unaudited)
Gross carrying amount	$1,253,018	$1,253,018
Less accumulated amortization	(530,123)	(578,316)
Net carrying amount	722,895	674,702

Amortization expense was approximately $24,000 for the three months ended June 30, 2015 and 2016, and $48,000 for the six months ended June 30, 2015 and 2016. As of December 31, 2015 and June 30, 2016, future remaining amortization expense is as follows:

For the Year Ending December 31,	As of December 31, 2015	As of June 30, 2016
2016	$96,386	96,386
2017	96,386	96,386
2018	96,386	96,386
2019	96,386	96,386
2020	96,386	96,386
Thereafter	240,965	192,772
Total	$722,895	$674,702

Note 4 — Revolving Credit Facility

On March 12, 2013, the Company entered into a 2-year $3 million revolving credit facility. The credit facility was amended and extended effective March 12, 2015 through May 12, 2017. The maximum borrowing was reduced to $1,500,000 and is limited by the Company’s eligible borrowing base of 80% of eligible accounts receivable.

Interest, at Prime plus 1.75% (5.25% at June 30, 2016), is payable monthly with outstanding principal and interest due on the maturity date. The facility is secured by all of the Company’s assets and limits the amount of additional indebtedness, restricts the sale, disposition or transfer of assets of the Company and requires the maintenance of a certain monthly adjusted quick ratio restrictive covenant and minimum quarterly EBITDA restrictive covenant, as defined in the agreement. The Company is in the process of re-negotiating the terms of the loan agreement with its lender. Approximately $423,000 was outstanding under the revolving credit facility at December 31, 2015 and $0 at June 30, 2016. The Company pays commitment fees of 0.25% per annum on the average unused portion of the line of credit.

Note 5 — Product Warranties

Changes in product warranty liability were as follows for the six-month period ended June 30, 2016.

As of June 30,
2016
(unaudited)
Balance, beginning of period	$48,363
Warranties accrued during the period	50,496
Payments on warranty claims	(11,046)
Balance, end of period	87,813

Note 6 — Commitment and Contingencies

Operating Lease Agreements

The Company maintains a lease requiring monthly payments to an unrelated third party to lease approximately 4,500 square feet of office space, which lease is guaranteed by certain members of management. The lease expires on July 31, 2017 and lease payments increase by 3% annually. Future minimum payments as of December 31, 2015 and June 30, 2016 are as follows:

Year	As of June 30, 2016 (unaudited)
2016	$50,000
2017	60,000
$110,000

Rental expense for the three months ended June 30, 2015 and 2015 was approximately $24,000 and $25,000, respectively, and for the six months ended June 30, 2015 and 2016 was approximately $49,000 and $49,000, respectively. See note 9 – Subsequent Events.

Manufacturing Agreement

In July 2010, the Company entered into a three-year contract manufacturing agreement with an unrelated third party for the production and manufacture of the Company’s main product in accordance with the Company’s product specifications. The Company continues to do business with the contract manufacturer in accordance with the agreement. The Company or the manufacturer has the option to terminate the agreement with 90 days written notice. Any change in the relationship with the manufacturer could have an adverse effect on the Company’s business.

Purchases from this manufacturer totaled approximately $954,000 and $1,393,000 for the three months ended June 30, 2015 and 2016, respectively and $966,000 and $2,573,000 for the six months ended June 30, 2015 and 2016, respectively. As of December 31, 2015 and June 30, 2016 approximately $283,000 and $221,000, respectively, was due to this manufacturer, which is presented in accounts payable and accrued expenses in the accompanying unaudited condensed balance sheets.

Legal contingencies

The Company is party to certain legal proceedings in the ordinary course of business. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and related contingencies. The Company has accrued $112,500 related to the settlement in June 2016 of a lawsuit involving a customer. The Company does not believe that any other legal proceedings are likely to have a material effect on the business, financial condition, or results of operations.

Note 7 — Stockholders’ Equity

The Company has authorized 50,000,000 shares of common stock, of which 10,367,883 and 13,523,032 shares were issued and outstanding as of December 31, 2015 and June 30, 2016, respectively.

Stock Issuances

On January 1, 2016, Sensus Healthcare, LLC converted into a Delaware corporation pursuant to a statutory conversion and changed its name to Sensus Healthcare, Inc. As a result of the corporate conversion, the holders of the different classes of units of Sensus Healthcare, LLC became holders of common stock of Sensus Healthcare, Inc. Holders of warrants and options, respectively, to purchase membership interests of Sensus Healthcare, LLC became holders of warrants and options to purchase common stock of Sensus Healthcare, Inc., respectively. Each membership interest converted to one share of common stock.

During 2011, the Company offered to a limited number of investors (the “investor members”) preferred membership interests (the “interests”) consisting of (i) cumulative, non-compounded, 8% per annum preferential return, payable annually, if and when such distributions are made by the Company’s board of directors and (ii) participation in the Company’s net profits, net losses and distributions of the Company’s assets pursuant to the operating agreement. The offering raised approximately $6.4 million in gross proceeds ($6.0 million net of offering costs), utilizing a private placement memorandum. As of December 31, 2015, accumulated unpaid preferential distributions were approximately $2,674,000 ($0.87 per share). Preferential distributions no longer accrued after December 31, 2015. In June 2016, after the completion of the IPO, the accumulated unpaid distribution as of December 31, 2015 was payable in cash or shares, at the option of each stockholder with a preferential distribution. See note 9 – Subsequent Events.

During 2014, the Company granted a 1% ownership interest in the Company to an executive which was to vest upon a change in control of the Company. During 2015, the terms were amended such that the ownership interest will vest in the event of involuntary termination or a liquidity event, as defined. In accordance with accounting principles generally accepted in the United States, compensation cost for awards with performance conditions should be recorded in the Company’s financial statements at which time that it is probable the performance condition is achieved. As of December 31, 2015, the achievement of the performance condition was not probable and accordingly no compensation cost was recorded. Following the IPO in June 2016, the performance condition was met and accordingly, stock compensation expense of approximately $465,000 was recorded during the three months ended June 30, 2016. The grant date fair value of the equity award was estimated using both an income and market approach. Under the income approach, the Company used a discounted cash flow method based on Company projections, historical financial information and guideline company/industry growth and margin indicators. The discount rate applied was based on the weighted average cost of capital of guideline public companies and was estimated at approximately 21%. The Company also used a market approach to estimate its enterprise value based on a multiple of revenue and earnings of guideline public companies. Using both of these approaches, management was able to estimate the fair value per share on the grant date which was approximately $4.42 per share or approximately $465,000.

Warrants

In March 2011, the closing date of the preferred offering, the Company’s placement agent was granted investor rights to five year warrants to purchase preferred units, which following the conversion were exercisable into 544,387 common shares of the Company at an exercise price of $2.08 per share. The expiration of the warrants was extended and the warrants were exercised on June 10, 2016. One of the Company’s directors is a managing partner of and has voting and dispositive authority in the entity that exercised the warrants.

In April 2013, the closing date of the second common offering, the placement agent received investor rights to 5 year warrants to purchase 86,376 common shares of the Company at an exercise price of $4.55 per unit, which was equal to 110% of the offering price.

In June 2016, from the IPO, the investors received three-year warrants to purchase 2,300,000 shares of common stock at an exercise price of $6.75 per share; the warrants are exercisable through June 2, 2019. Following the first anniversary of the date of issuance, if certain conditions are met, the Company may redeem any and all of the outstanding warrants at a price equal to $0.01 per warrant.

In addition, the underwriter’s representatives received four-year warrants to purchase up to 138,000 units, consisting of one share of common stock and one warrant to purchase one share of common stock. The warrants for the units are exercisable between June 2, 2017 and June 2, 2021 at an exercise price of $6.75 per unit.

All warrants reflect the 241,05-for-one forward stock split and were fully vested as of December 31, 2015 and June 30, 2016. The following table summarizes the Company’s warrant activity:

	Preferred Warrants			Common Stock Warrants
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding – December 31, 2015	544,387	$2.08	0.17	86,376	$4.55	2.26
Granted	—	—	—	2,438,000	6.75	3.06
Exercised	(544,387)	(2.08)	—	—	—	—
Cancelled (forfeited)	—	—	—	—	—	—
Outstanding – June 30, 2016	—	—	—	2,524,376	$6.67	3.01
Exercisable – June 30, 2016	—	—	—	2,524,376	$6.67	3.01

The intrinsic value of the vested and non-vested common stock warrants was approximately $0 as of December 31, 2015, and approximately $146,000 as of June 30, 2016.

2013 Option Plan

The Company’s 2013 option plan (the “Plan”) permitted the grant of 90,731 options to purchase shares of common stock to its employees. Option awards were generally granted with an exercise price equal to the fair value of the Company’s common shares at the date of grant and those option awards generally vested based on five years of continuous service. The awards provided for accelerated vesting if there was a change in control as defined in the Plan.

On November 1, 2013, the Company granted two employees, options to purchase 7,258 shares of common stock at an exercise price of $4.13 per unit. In lieu of cash exercise, the options also contained certain cashless exercise provisions however the net settlement amount remained fixed. The options were to expire 10 years from the grant date and vest five years from the grant date. No options were granted during the six months ended June 30, 2016.

The fair value of each option was estimated on the date of grant using the Black-Scholes Option Pricing Model (“Black-Scholes Model).

Upon the closing of the IPO, all options issued under the Plan were automatically exercised using a cashless exercise feature and converted to 3,096 shares of common stock, and the Option Plan was terminated.

All options amounts reflect the 241.05-for-one forward stock split. A summary of option activity under the Plan is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)

Outstanding – December 31, 2015	14,516	$4.13	7.83
Granted	—	—	—
Exercised	(14,516)	$4.13	—
Cancelled (forfeited)	—	—	—
Outstanding – June 30, 2016	-	$-	-
Exercisable – June 30, 2016	-	$-	-

The Company recognized approximately $2,000 of stock based compensation related to the grant of the options to its employees for three months ended June 30, 2015 and 2016, and approximately $3,000 for the six months ended June 30, 2015 and 2016.

2016 equity incentive Plan

In February 2016, with stockholder approval, the Company adopted the Sensus Healthcare, Inc. 2016 Equity Incentive Plan (the “2016 Plan”). Pursuant to the 2016 Plan, our directors, officers and other key employees who have been selected as participants are eligible to receive awards of various forms of equity-based incentive compensation, including incentive and nonqualified stock options, stock appreciation rights, restricted stock awards, performance shares and phantom stock, and awards consisting of combinations of such incentives. The 2016 Plan is administered by the Compensation Committee of the Board of Directors. Under the 2016 Plan, the Compensation Committee has the authority to establish, adopt, revise or rescind such rules and regulations and to make all such determinations relating to the 2016 Plan as it may deem necessary or advisable for the administration of the 2016 Plan. Subject to the provisions of the 2016 Plan, the Compensation Committee has sole discretionary authority to interpret the 2016 Plan and to determine the type of awards to grant, when, if, and to whom awards are granted, the number of shares covered by each award and the terms and conditions of the award. The term of the 2016 Plan is 10 years from the effective date, after which no further awards may be granted thereunder.

The Company has limited the aggregate number of shares of common stock to be awarded under the 2016 Plan to 397,473 shares and no more than 397,473 shares of common stock in the aggregate may be granted in connection with incentive stock options. In addition, unless the Compensation Committee specifically determines otherwise, the maximum number of shares available under the 2016 Plan and the awards granted under the 2016 Plan will be subject to appropriate adjustment in the case of any stock dividends, stock splits, recapitalizations, reorganizations, mergers, consolidations, exchanges or other changes in capitalization affecting our common stock. Any shares granted in connection with options and stock appreciation rights shall be counted against this limit as one share for every one share allotted in connection with the awarded option or stock appreciation right. Any shares granted in connection with awards other than options and stock appreciation rights shall be counted against this limit as two shares for every one share granted in connection with such award or by which the award is valued by reference.

On June 2, 2016, 307,666 shares of restricted stock were issued to employees and were recorded at the fair value of $5.25 as per the initial offering price. The shares vest 25% per year over a four-year vesting period and are being recognized as expense on a straight-line basis over the vesting period of the awards. Stock compensation expense of approximately $34,000 was recognized for the three months ended June 30, 2016. Unrecognized stock compensation expense was approximately $1,582,000 as of June 30, 2016, which will be recognized over the remaining vesting period.

Note 8 — Income Taxes

Through December 31, 2015, the Company was not subject to income taxes in any jurisdiction because it was a limited liability company taxed as a partnership. Each member of the Company was responsible for the tax liability, if any, related to their proportionate share of the Company’s taxable income. Effective January 1, 2016, the Company converted to a C-corporation and is subject to corporate income taxes.

The Company did not recognize income tax expense for the three and six months ended June 30, 2016 since it does not expect to have taxable income in 2016.

There are no uncertain tax positions that would require recognition in the financial statements. If the Company incurs an income tax liability in the future, interest on any income tax liability would be reported as interest expense and penalties on any income tax liability would be reported as income taxes. The Company’s conclusions regarding uncertain tax positions may be subject to review and adjustment at a later date based upon ongoing analyses of tax laws, regulations and interpretations thereof as well as other factors.

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

As of June 30, 2016, the tax years 2013, 2014 and 2015 were subject to examination.

Note 9 — Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued for potential recognition or disclosure. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On July 7, 2016, the Company entered into a commercial lease for its headquarters office which, effective September 1, 2016, will expand the office space currently being occupied. The lease expires in September 2022.

On July 15, 2016, the Company paid the accrued dividends in the amount of approximately $2,553,000 representing the amount for which former holders of membership units with a preferred return elected to receive dividends in cash. In addition, 23,138 shares of common stock were issued to those that elected to receive the dividends in shares.

On July 25, 2016, the common stock and warrants included in the units issued in the IPO commenced trading separately under the symbols “SRTS” and “SRTSW,” respectively, and trading of the units under the symbol “SRTSU” was suspended.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the information set forth within the financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and with our Management's Discussion and Analysis of Financial Condition and Results of Operations and financial statements included in our final prospectus filed with the Securities and Exchange Commission, or SEC, on June 2, 2016 related to our Registration Statement on Form S-1, as amended (File No. 333-209451) for our initial public offering. The statements in this discussion regarding our expectations of our future performance, liquidity and capital resources, our plans, estimates, beliefs and expectations that involve risks and uncertainties, and other non-historical statements in this discussion, are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Overview

Sensus Healthcare, LLC, a Delaware limited liability company (the “Company”), was formed on May 7, 2010, to design, manufacture and market proprietary medical devices specializing in the treatment of non-melanoma skin cancers and other skin conditions, such as keloids, with superficial radiation therapy. In June 2010, Sensus Healthcare, LLC, a Florida limited liability company (“Sensus (FL)”) acquired all the assets associated with our primary product, the SRT-100, from Topex, Inc. for $1.3 million. Following this acquisition, we relaunched the SRT-100 under the Sensus Healthcare brand. In December 2011, we merged with Sensus (FL), with the Delaware limited liability company surviving the merger for the purpose of changing our domicile from Florida to Delaware. On January 1, 2016, Sensus Healthcare, LLC converted into a Delaware corporation pursuant to a statutory conversion and we changed our name to Sensus Healthcare, Inc. As a result of the corporate conversion, all holders of units of Sensus Healthcare, LLC became holders of common stock of Sensus Healthcare, Inc. Holders of warrants and options to purchase units of Sensus Healthcare, LLC became holders of warrants and options to purchase common stock of Sensus Healthcare, Inc., respectively.

The SRT-100 is a photon x-ray low energy superficial radiotherapy system that provides patients an alternative to surgery for treating non-melanoma skin cancers, including basal cell and squamous cell skin cancers and other skin conditions such as keloids. The SRT-100 is especially effective in treating primary lesions that would otherwise be difficult or require extensive surgery involving sensitive areas of the head and neck regions, such as the fold in the nose, eyelids, lips, corner of the mouth, and the lining of the ear, that would otherwise lead to a less than desirable cosmetic outcome. Superficial radiation therapy treatment procedures do not require the use of anesthetics and eliminates the need for skin grafting. The SRT-100 provides healthcare providers and patients with a safe, virtually painless, and substantially non-scarring treatment option for non-melanoma skin cancer and other skin conditions, such as keloids. It allows dermatologists to retain non-melanoma skin cancer patients, rather than referring them to specialists, while offering radiation oncologists an alternative to costly linear accelerator–based treatments with a process that is less invasive, more time-efficient, and improves practice economics. Our revenue is primarily derived from sales of our SRT-100 product line.

Corporate conversion

The purpose of the corporate conversion was to reorganize our corporate structure so that we are a corporation rather than a limited liability company and so that our existing investors own our common stock rather than equity interests in a limited liability company. References elsewhere in this Quarterly Report on Form 10-Q to our capitalization and other matters pertaining to our equity and shares prior to the corporate conversion relate to the capitalization and equity and shares of Sensus Healthcare, LLC, and after the corporate conversion, to Sensus Healthcare, Inc.

Components of our results of operations

We manage our business globally within one reportable segment, which is consistent with how our management reviews our business, prioritizes investment and resource allocation decisions and assesses operating performance.

Revenue

Our sales primarily relate to sales of our devices. We recognize product revenue upon shipment provided that there is persuasive evidence of an arrangement, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable, and collection of the resulting receivable is reasonably assured. We do not provide a right of return related to product sales. Revenues for service contracts are recognized over the service contract period on a straight-line basis. Revenue for rentals of equipment is recognized over the lease term on a straight-line basis.

We sell products and services under multiple-element arrangements with separate units of accounting; in these situations, total consideration is allocated to the identified units of accounting based on their relative selling prices and revenue is then recognized for each unit based on its specific characteristics. A deliverable in an arrangement qualifies as a separate unit of accounting if the delivered item has value to the customer on a stand-alone basis. The principal deliverables in our multiple deliverable arrangements that qualify as separate units of accounting consist of (i) sales of medical devices and accessories and (ii) service contracts. Performance obligations, including installation and customer training, are considered inconsequential and are combined with the product as one unit of accounting. Selling prices are established using vendor-specific objective evidence (“VSOE”). If VSOE does not exist, we use our best estimate of the selling prices for the deliverables.

We operate in a highly regulatory environment and are continually entering into new markets in which state or foreign approval is sometimes required prior to the customer being able to use the product. In these cases, where regulatory approval is pending, revenue is deferred until such time regulatory approval is obtained and customer acceptance becomes certain.

Deferred revenue consists of payments from customers for separately priced service contracts, sales pending regulatory approval and deposits on products.

We provide warranties, generally one year, in conjunction with the sale of our product. These warranties are short term in nature and entitle the customer to repair, replacement, or modification of a defective product subject to the terms of the respective warranty. We record an estimate of future warranty claims at the time we recognize revenue from the sale of the product based upon management’s estimate of the future claims rate.

Shipping and handling costs are expensed as incurred and are included in cost of sales.

We expect revenue to increase in the future as we expand our sales, marketing and distribution capabilities to support growth in the U.S. and internationally and the SRT-100 becomes more widely adopted and new products are introduced.

Cost of sales

Since July 2010, we have used a third party manufacturer for the production and manufacture of our main products, the SRT-100 product line, in accordance with our product specifications. Cost of sales consists primarily of direct material, direct labor, overhead, depreciation and amortization. A significant portion of our cost of sales consists of costs paid to our third party manufacturer.

Gross profit

We calculate gross profit as net revenue less cost of sales. Our gross profit has been and will continue to be affected by a variety of factors, including production volumes, manufacturing costs, product reliability and the implementation over time of cost-reduction strategies. Our gross profit may fluctuate from quarter to quarter.

Selling and marketing

We focus on two primary markets, private dermatology practices and radiation oncologists in both private and hospital settings. We currently employ a multi-tier sales strategy in an attempt to optimize geographic coverage and focus on what we perceive to be our key markets. This multi-tier sales model uses a direct salesforce, international dealers and distributors, and, to a lesser degree, regional independent sales representatives compensated on a commission-only basis. We expect the amount of our sales and marketing expense to increase as we continue to expand our sales force and marketing activities.

General and administrative

General and administrative expense, or G&A, consists primarily of salaries, employee benefits, bonuses, and related costs for personnel who support our general operations such as executive management, finance, accounting and administrative functions, as well as legal and other professional fees. We expect the amount of G&A expenses to continue to increase in the second half of 2016 as we employ additional personnel and incur additional legal, accounting, Board, insurance and other professional service fees associated with being a public company.

Research and development

We expect the amount of our research and development, or R&D, expense to increase as we continue to innovate and introduce new products and technologies.

Other income (expense)

Other income (expense) primarily consists of interest payments made pursuant to our secured credit facility with Silicon Valley Bank. Our interest expense will fluctuate in future periods to the extent we incur additional, or pay down, indebtedness.

Income taxes

Until December 31, 2015, the Company was a limited liability corporation (LLC) that had elected to be taxed as a pass-through entity and accordingly, we did not recognize a federal or state income tax provision for the years ended December 31, 2013, 2014 and 2015. Beginning in 2016, as a result of the conversion from an LLC to a Delaware corporation, income tax (benefit) expense will consist of income taxes in jurisdictions in which we conduct business. We will be taxed at the rates applicable within each jurisdiction in which we operate or generate revenue. The composite income tax rate, tax provisions, deferred tax assets and deferred tax liabilities will vary according to the jurisdiction in which profits arise. Tax laws are complex and subject to different interpretations by management and the respective governmental taxing authorities, and require us to exercise judgment in determining our income tax provision, our deferred tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not that the future realization of all or some of the deferred tax assets will not be achieved.

Significant trends and uncertainties impacting our business

Many third party payors follow coverage decisions and payment amounts determined by the Centers for Medicare and Medicaid Services, or CMS, which administers the U.S. Medicare program, in setting their coverage and reimbursement policies. Beginning in 2013, the AMA CPT® Editorial Panel, or the AMA, commenced a review of the reportable codes during an episode of superficial radiation therapy, including a recommendation to eliminate several reportable codes used for superficial radiation therapy. During this review, future reimbursement levels became uncertain. This uncertainty significantly impacted sales of our products in 2014 as many of our customers delayed purchasing decisions until the reimbursement review was completed. At the conclusion of the review at the end of 2014, and effective January 1, 2015, the total reimbursement for an episode of care remained similar to the reimbursement prior to the review; however, we believe that the uncertainty during 2014 regarding the final rates for 2015 had a significant negative impact on our 2014 sales. While a number of codes used for superficial radiation therapy were no longer reportable in 2015, the AMA indicated alternative codes could be reported for a common episode of care, therefore compensating for the impact of the eliminated codes. As the uncertainty of the reimbursement has subsided, our sales in 2015 returned to 2013 levels. In 2015, CMS reviewed the value of the superficial radiation therapy treatment delivery code value for 2016 and made a slight increase.

Results of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2016	2015	2016
	(unaudited)		(unaudited)
Revenues	$2,395,384	$3,570,943	$4,325,033	$6,606,147
Cost of Sales	847,645	1,250,776	1,571,824	2,353,146
Gross Profit	1,547,739	2,320,167	2,753,209	4,253,001
Operating Expenses
Selling and marketing	931,896	1,184,489	1,848,244	2,128,612
General and administrative	369,430	1,070,825	699,176	1,756,545
Research and development	334,124	413,626	773,927	707,030
Total Operating Expenses	1,635,450	2,668,940	3,321,347	4,592,187
Income Loss From Operations	(87,711)	(348,773)	(568,138)	(339,186)
Other Income (Expense)
Interest expense	(1,472)	(6,227)	(6,592)	(15,852)
Interest income	434	3,065	721	5,820
Other Expense, net	(1,038)	(3,162)	(5,871)	(10,032)
Loss Before Income Taxes	(88,749)	(351,935)	(574,009)	(349,218)
Provision for income taxes	-	(636)	-	-
Net Loss	$(88,749)	$(351,299)	$(574,009)	$(349,218)

Three months ended June 30, 2016 compared to the three months ended June 30, 2015

Total revenue.  Total revenue was $3,570,943 for the three months ended June 30, 2016 compared to $2,395,384 for the three months ended June 30, 2015, an increase of $1,175,559, or 49.1%. The growth in revenue was primarily attributable to significantly more SRT-100 systems sold during the three months ended June 30, 2016.

Total cost of sales. Cost of sales was $1,250,776 for the three months ended June 30, 2016 compared to $847,645 for the three months ended June 30, 2015, an increase of $403,131, or 47.6%. The increase in costs was due to a greater number of systems sold during the three months ended June 30, 2016 compared to the corresponding period in 2015.

Gross profit.  Gross profit was $2,320,167 for the three months ended June 30, 2016 compared to $1,547,739 for the three months ended June 30, 2015, an increase of $772,428, or 49.9%, for the reasons discussed above. Our overall gross profit percentage was 65.0% in the three months ended June 30, 2016 compared to 64.6% in the corresponding period in 2015.

Selling and marketing.  Selling and marketing expense was $1,184,489 for the three months ended June 30, 2016 compared to $931,896 for the three months ended June 30, 2015, an increase of $252,593, or 27.1%. The increase was primarily attributable to an increase in sales payroll and higher participation in tradeshows and other marketing activities.

General and administrative.  General and administrative expense was $1,070,825 for the three months ended June 30, 2016 compared to $369,430 for the three months ended June 30, 2015, an increase of $701,395, or 189.9%. The increase was due primarily to increase in stock compensation expense and, to a lesser extent, legal and professional fees and public company expenses. Approximately $465,000 of the total $502,000 stock compensation expense was a one-time charge in the second quarter related to a restricted stock grant that fully vested with the completion of the Company’s initial public offering.

Research and development.  Research and development expense was $413,626 for the three months ended June 30, 2016 compared to $334,124 for the three months ended June 30, 2015, an increase of $79,502, or 23.8%. The increase in research and development spending was primarily attributable to regulatory expenses related to the SRT-100 Vision.

Other income (expense). We incur interest expense in connection with our secured credit facility with Silicon Valley Bank.

Income taxes. We expect the effective tax rate for the year 2016 to be 0.0%. Prior to January 1, 2016, we were a limited liability company taxed as a partnership and therefore did not incur income tax expense.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

Total revenue.  Total revenue was $6,606,147 for the six months ended June 30, 2016 compared to $4,325,033 for the six months ended June 30, 2015, an increase of $2,281,114, or 52.7%. The growth in revenue was attributable to significantly more SRTs systems sold during the six months ended June 30, 2016.

Total cost of sales. Cost of sales was $2,353,146 for the six months ended June 30, 2016 compared to $1,571,824 for the six months ended June 30, 2015, an increase of $781,322, or 49.7%. The increase in costs was due to a greater number of systems sold for the six months ended June 30, 2016 compared to the corresponding period in 2015.

Gross profit.  Gross profit was $4,253,001 for the six months ended June 30, 2016 compared to $2,753,209 for the six months ended June 30, 2015, an increase of $1,499,792, or 54.5%, for the reasons discussed above. Our overall gross profit percentage was 64.4% in the six months ended June 30, 2016 compared to 63.7% in the corresponding period in 2015.

Selling and marketing.  Selling and marketing expense was $2,128,612 for the six months ended June 30, 2016 compared to $1,848,244 for the six months ended June 30, 2015, an increase of $280,368, or 15.2%. The increase was primarily attributable to an increase in payroll and higher participation in tradeshows and other marketing activities.

General and administrative.  General and administrative expense was $1,756,545 for the six months ended June 30, 2016 compared to $699,175 for the six months ended June 30, 2015, an increase of $1,057,370, or 151.2%. The increase was due primarily to increases in stock compensation expense and legal and professional fees. Approximately $465,000 of the total $502,000 stock compensation expense was a one-time charge in the second quarter related to a restricted stock grant that fully vested with the completion of our initial public offering.

Research and development.  Research and development expense was $707,030 for the six months ended June 30, 2016 compared to $773,927 for the six months ended June 30, 2015, a decrease of $66,897, or 8.6%. The decrease in research and development spending was primarily attributable to the completion of research and development and regulatory expenses for the SRT-100 Vision product.

Other income (expense). We incur interest expense in connection with our secured credit facility with Silicon Valley Bank.

Income taxes.  We expect the effective tax rate for the year 2016 to be 0.0%. Prior to January 1, 2016, we were a limited liability company taxed as a partnership and therefore did not incur income tax expense.

Financial Condition

Our cash balance increased from $5.1 million at December 31, 2015 to $15.8 million at June 30, 2016, primarily as a result of proceeds from our IPO.

Deferred offering costs at December 31, 2015 were reclassified against additional paid-in capital following the completion of the IPO.

Dividends payable at June 30, 2016 to former holders of membership units with a preferred return were paid in July 2016. The dividend payable represents the accrued dividend from the issuance of that security through December 31, 2015. We paid the dividend in accordance with our Plan of Conversion when we converted from a limited liability company.

Borrowings under the revolving line of credit as of December 31, 2015 were repaid during the six months ended June 30, 2016.

Liquidity and Capital Resources

Overview

As of June 30, 2016, we had cash and cash equivalents of $15,755,549 and an accumulated deficit of $(7,795,027) compared to cash and cash equivalents of $5,065,068 and an accumulated deficit of $(7,445,809) as of December 31, 2015.

Our liquidity position and capital requirements may be impacted by a number of factors, including the following:

•	our ability to generate and increase revenue;

•	fluctuations in gross margins, operating expenses and net results; and

•	fluctuations in working capital.

Our primary short-term capital needs, which are subject to change, include expenditures related to:

•	expansion of our sales, marketing and distribution activities;

•	expansion of our research and development activities;

•	payment of accumulated dividends to stockholders.

We regularly evaluate our cash requirements for current operations, commitments, capital requirements and business development transactions, and we may elect to raise additional funds for these purposes in the future.

Cash flows

The following table provides a summary of our cash flows for the periods indicated:

	For the Six Months Ended June 30,
	(unaudited)
	2015	2016
Net Cash Provided by (Used In):
Net Cash Used In Operating Activities	(376,710)	(298.263)
Net Cash Used In Investing Activities	(57,293)	(244,532)
Net Cash Provided By (Used In) Financing Activities	(225,000)	11,233,276
Net Increase (Decrease) in Cash and Cash Equivalents	(659,003)	10,690,481

Cash flows from operating activities

Net cash used in operating activities was $298,263 for the six months ended June 30, 2016, consisting of a net loss of $349,218 and an increase in net operating assets of $670,819, offset by non-cash charges of $721,774. The increase in net operating assets was primarily due to the increase in sales resulting in an increase in accounts receivable as well as an increase in inventory and a decrease in account payables and accrued expenses and deferred revenue, offset by a decrease in deferred offering costs and other prepaid amounts. Non-cash charges consisted primarily of stock compensation expense and depreciation and amortization. Net cash used in operating activities was $376,710 for the six months ended June 30, 2015, primarily due to the net loss and the increase in accounts receivable, less an increase in accounts payable and deferred revenue.

Cash flows from investing activities

Net cash used in investing activities was $244,532 and $57,293 during the six months ended June 30, 2016 and 2015, respectively, with the expenditures in both periods for acquisition of property and equipment.

Cash flows from financing activities

Net cash provided by financing activities was $11,233,344 during the six months ended June 30, 2016, mostly from net proceeds from the initial public offering. Net cash used in financing activities was $225,000 during the six months ended June 30, 2015 for repayment of outstanding borrowing under the line of credit.

Indebtedness

Silicon Valley Bank Secured Credit Facility

On March 12, 2013, we entered into a 2-year $3 million revolving credit facility. The credit facility was amended and extended effective March 12, 2015. The maximum borrowing was reduced to $1,500,000 from $2,000,000 and is limited by our eligible borrowing base of 80% of eligible accounts receivable.

Interest, at Prime plus 1.75% (5.25% at March 31, 2016), is payable monthly with outstanding principal and interest due on May 12, 2017, the maturity date. The facility is secured by all of our assets and limits the amount of additional indebtedness, restricts the sale, disposition or transfer of our assets and requires the maintenance of a certain monthly adjusted quick ratio restrictive covenant and minimum quarterly EBITDA restrictive covenant, as defined in the agreement. We are in the process of re-negotiating the terms of the loan agreement with its lender. Approximately $423,000 was outstanding under the revolving credit facility at December 31, 2015 and $0 at June 30, 2016. We pay commitment fees of 0.25% per annum on the average unused portion of the line of credit.

Contractual Obligations and Commitments

Our only long-term contractual commitment is the lease of our office space in Boca Raton, Florida. Lease commitments as of June 30, 2016 were $80,000 in one year or less and $30,000 from 1-3 years.

In July 2016, we extended our office lease through September 30, 2022 and increased the amount of space rented from 4,551 to 7,768 square feet.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and do not currently have, any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S., or GAAP. We have identified certain accounting policies as critical to understanding our financial condition and results of our operations. For a detailed discussion on the application of these and other accounting policies, see the notes to our financial statements and our final prospectus filed with the Securities and Exchange Commission, or SEC, on June 2, 2016 related to our Registration Statement on Form S-1, as amended (File No. 333-209451) for our initial public offering.

JOBS Act

We qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act. For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, reduced disclosure obligations relating to the presentation of financial statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation. We have availed ourselves of the reduced reporting obligations and executive compensation disclosure in this Quarterly Report on Form 10-Q, and expect to continue to avail ourselves of the reduced reporting obligations available to emerging growth companies in future filings.

In addition, an emerging growth company can delay its adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have chosen to “opt out” of such extended transition period, and as a result, we plan to comply with any new or revised accounting standards on the relevant dates on which non-emerging growth companies must adopt such standards. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Item 3.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

As of June 30, 2016, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of June 30, 2016, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

Our management, including the Chief Executive Officer and Chief Financial Officer, has reviewed our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). There have been no significant changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is party to certain legal proceedings in the ordinary course of business. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and related contingencies. Please refer to note 6 to the condensed financial statements.

Item 1A.	Risk Factors

An investment in our securities involves risks. You should carefully consider the risk factors as previously disclosed in our final prospectus filed with the Securities and Exchange Commission, or SEC, on June 2, 2016 related to our Registration Statement on Form S-1, as amended (File No. 333-209451) for our initial public offering, together with the other information in this Quarterly Report on Form 10-Q, including the financial statements and related notes, before deciding whether to purchase, hold, or sell our securities. The occurrence of any of these risks could harm our business, financial condition, or results of operations or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. There have been no material changes to the risk factors as previously disclosed in our final prospectus filed with the SEC on June 2, 2016, the discussion of which is specifically incorporated by reference into this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

On November 1, 2013, the Company granted two employees, options to each purchase 7,258 shares of common stock at an exercise price of $4.13 per share. The options contained certain cashless exercise provisions however the net settlement amount remained fixed. Upon the closing of the IPO, these options were automatically exercised using the cashless exercise feature and converted to 3,096 shares of common stock, and the 2013 Option Plan was terminated. The issuance was exempt from registration under the Securities Act as an offer and sale of securities pursuant to certain compensatory benefit plans and contracts relating to compensation in compliance with Securities Act Rule 701.

In March 2011, the closing date of the preferred offering, the Company’s placement agent was granted investor rights to 5 year warrants to purchase preferred units, which following the conversion were exercisable into 544,387 common shares of the Company at an exercise price of $2.08 per share. The expiration of the warrants was extended and the warrants were exercised on June 10, 2016. One of the Company’s directors is a managing partner and has voting and dispositive authority in the entity that exercised the warrants. The issuance of the shares was made in reliance on the exemption from registration provided under section 4(a)(2) of the Securities Act.

(b) Use of Proceeds from the Sale of Registered Securities

On June 8, 2016, we completed an initial public offering, or IPO, of units consisting of one share of common stock and one warrant to purchase one share of common stock. In connection with the IPO, we issued 2,300,000 shares of our common stock at a price of $5.50 per unit, including 300,000 shares pursuant to the underwriters’ full exercise of their over-allotment option for an aggregate offering price of $12.65 million. The offer and sale of all of the securities in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1, as amended (File No. 333-209451), which was declared effective by the SEC on June 2, 2016. The registration statement registered an aggregate of 2,300,000 units, including 300,000 units to cover the over-allotment option. The offering commenced on June 2, 2016 and did not terminate before all of the shares in the IPO that were registered in the registration statement were sold. Northland Securities, Inc. and Neidiger, Tucker, Bruner, Inc. acted as joint book-running managers for the offering.

We received total net proceeds from the IPO of approximately $10.4 million after deducting underwriting discounts and commissions of approximately $0.9 million and other offering expenses of approximately $1.4 million. No offering expenses were paid or are payable, directly or indirectly, to any of our directors or officers (or their associates), to persons owning ten percent or more of any class of our equity securities, or to any other affiliates.

The net proceeds from the IPO have been invested in highly-liquid money market funds. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on June 2, 2016.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable

Item 5.	Other Information

None.

Item 6.	Exhibits

A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index, which is presented elsewhere in this document, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSUS HEALTHCARE, INC.

Date: August 15, 2016	/s/ Joseph C. Sardano
Joseph C. Sardano Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2016	/s/ Arthur Levine
Arthur Levine Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibits No.	Description

4.1	Amendment No. 2 to Warrant Agreement of Sensus Healthcare, LLC, dated as of April 30, 2016, by and between Sensus Healthcare, Inc. and Investors Capital Alliance, LLC incorporated by reference to Exhibit 4.6 of the Registrants Form S-1/A (filed 5/19/16) (No. 333-209451).

4.2	Amendment No. 3 to Warrant Agreement of Sensus Healthcare, LLC, dated as of May 27, 2016, by and between Sensus Healthcare, Inc. and Investors Capital Alliance, LLC.

31.1	Certification of Joseph C. Sardano, Chairman and Chief Executive Officer of Sensus Healthcare, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Arthur Levine, Chief Financial Officer of Sensus Healthcare, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Joseph C. Sardano, Chairman and Chief Executive Officer of Sensus Healthcare, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Arthur Levine, Chief Financial Officer of Sensus Healthcare, Inc., Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

