Form 10-Q
period 2016-09-30
Sensus Healthcare, Inc.
filed 2016-11-07
CIK 1494891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐  No    ☒

As of October 31, 2016, 13,546,170 shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

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

PART I.	FINANCIAL INFORMATION

SENSUS HEALTHCARE, INC.
CONDENSED BALANCE SHEETS

	As of September 30,	As of December 31,
	2016	2015
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$4,607,689	$5,065,068
Accounts receivable, net	3,926,715	2,071,572
Inventories	1,263,441	998,861
Investment in debt securities	4,848,278	—
Prepaids and other current assets	639,799	432,787
Total Current Assets	15,285,922	8,568,288
Property and Equipment, Net	470,114	320,699
Patent Rights, Net	650,605	722,895
Investment in debt securities	1,729,245	—
Deposits	24,272	24,272
Total Assets	$18,160,158	$9,636,154
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$1,903,640	$2,307,465
Product warranties	115,701	48,363
Revolving credit facility	—	422,702
Deferred revenue, current portion	990,796	890,234
Total Current Liabilities	3,010,137	3,668,764
Deferred Revenue, Net of Current Portion	9,979	45,786
Total Liabilities	3,020,116	3,714,550
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, 5,000,000 shares authorized and non-issued and outstanding at September 30, 2016 and December 31, 2015.	—	—
Common stock, $0.01 par value – 50,000,000 authorized and 13,546,170 and 10,367,883 issued and outstanding at September 30, 2016 and December 31, 2015, respectively.	135,461	103,678
Additional paid-in capital	22,830,022	13,263,735
Accumulated deficit	(7,825,441)	(7,445,809)
Total Stockholders’ Equity	15,140,042	5,921,604
Total Liabilities and Stockholders’ Equity	$18,160,158	$9,636,154

See accompanying notes to the unaudited condensed financial statements.

SENSUS HEALTHCARE, INC.
CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues	$3,327,830	$2,107,520	$9,933,977	$6,432,553
Cost of Sales	1,076,821	691,356	3,429,967	2,263,181
Gross Profit	2,251,009	1,416,164	6,504,010	4,169,372
Operating Expenses
Selling and marketing	1,115,752	752,348	3,244,364	2,600,594
General and administrative	789,718	379,640	2,546,262	1,078,812
Research and development	389,759	358,490	1,096,789	1,132,419
Total Operating Expenses	2,295,229	1,490,478	6,887,415	4,811,825
Loss From Operations	(44,220)	(74,314)	(383,405)	(642,453)
Other Income (Expense)
Interest income	14,778	463	20,598	1,184
Interest expense	(972)	(4,222)	(16,825)	(10,813)
Other Income (Expense), net	13,806	(3,759)	3,773	(9,629)
Loss Before Income Taxes	(30,414)	(78,073)	(379,632)	(652,082)
Provision for income taxes	—	—	—	—
Net Loss	$(30,414)	$(78,073)	$(379,632)	$(652,082)
Preferential distribution	—	(128,333)	—	(384,999)
Net Loss Attributable to Common Stockholders	$(30,414)	$(206,406)	$(379,632)	$(1,037,081)
Net Loss Attributable to Common Stockholders per share – basic and diluted	$(0.00)	$(0.02)	$(0.03)	$(0.10)
Weighted average number of shares used in computing net loss per share – basic and diluted	13,236,724	9,880,028	11,622,134	9,880,028

See accompanying notes to the unaudited condensed financial statements.

SENSUS HEALTHCARE, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
December 31, 2015	10,367,883	$103,678	$13,263,735	$(7,445,809)	$5,921,604
Stock based compensation	307,666	3,077	622,347	—	625,424
Initial public offering of units, net of offering costs	2,300,000	23,000	10,369,809	—	10,392,809
Exercise of warrants and options	547,483	5,475	1,127,063	—	1,132,538
Preferred dividend	23,138	231	(2,552,932)	—	(2,552,701)
Net loss	—	—	—	(379,632)	(379,632)
September 30, 2016 (unaudited)	13,546,170	$135,461	$22,830,022	$(7,825,441)	$15,140,042

See accompanying notes to the unaudited condensed financial statements.

SENSUS HEALTHCARE, INC.
CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Cash Flows From Operating Activities
Net loss	$(379,632)	$(652,082)
Adjustments to reconcile net income (loss) to net cash and cash equivalents used in operating activities:
Depreciation and amortization	253,219	247,033
Provision for product warranties	97,990	34,500
Stock based compensation	625,424	4,857
(Increase) decrease in:
Accounts receivable	(1,855,143)	(761,695)
Inventories	(332,488)	(54,114)
Prepaids and other current assets	(516,691)	(640,624)
Increase (decrease) in:
Accounts payable and accrued expenses	(266,452)	844,993
Deferred revenue	64,755	(271,083)
Product warranties	(30,652)	(5,430)
Total Adjustments	(1,960,038)	(601,563)
Net Cash Used In Operating Activities	(2,339,670)	(1,253,645)
Cash Flows from Investing Activities
Acquisition of property and equipment	$(262,437)	$(83,037)
Investment in debt securities - held to maturity	(6,577,522)	—
Net Cash Used In Investing Activities	(6,839,959)	(83,037)
Cash Flows from Financing Activities
Initial public offering of units	$12,650,000	$—
Revolving credit facility, net	(422,702)	225,000
Exercise of warrants	1,132,538	—
Initial public offering costs	(2,126,562)	—
Cash dividends on preferred stock	(2,511,024)	—
Net Cash Provided By Financing Activities	8,722,250	225,000
Net Decrease in Cash and Cash Equivalents	(457,379)	(1,111,682)
Cash and Cash Equivalents – Beginning	5,065,068	4,538,713
Cash and Cash Equivalents – Ending	$4,607,689	$3,427,031
Supplemental Disclosure of Cash Flow Information
Interest Paid	$18,781	$7,003
Non Cash Investing and Financing Activities
Reclassification of Prepaid Offering Costs to APIC	130,629	—
Transfer of inventory units to property and equipment	$67,908	$83,224

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

Basis of Presentation

The accompanying unaudited condensed financial statements in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and the rules and regulations of the U.S. Securities and Exchange Commission, or SEC.  Accordingly, they do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America for complete financial statements.   The interim financial information is unaudited, but reflects all normal adjustments and accruals which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s final prospectus dated June 2, 2016, filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, relating to the Company’s Registration Statement on Form S-1 (File No. 333-209451), filed with the SEC. The results for the three and nine months ended September 30, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016, any other interim periods, or any future year or period.

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

Deferred revenue consists of payments from customers for long term separately priced service contracts, sales pending regulatory approval and deposits on products. Deferred revenue as of September 30, 2016 and December 31, 2015 was as follows:

	As of September 30,	As of December 31,
	2016	2015
	(unaudited)
Service contracts	$764,600	$669,717
Sales pending regulatory approval	155,517	155,517
Deposits on products	70,679	65,000
Total deferred revenue, current portion	$990,796	$890,234
Service contracts, net of current portion	9,979	45,786
Total deferred revenue	$1,000,775	$936,020

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

Segment and Geographical Information

The Company’s revenue is generated primarily from customers in the United States, which represented approximately 100% and 85% of its net revenues for the three months ended September 30, 2016 and 2015, respectively, and approximately 74% and 85% for the nine months ended September 30, 2016 and 2015, respectively. Customers in China accounted for approximately 0% and 14% of revenues for the three months ended September 30, 2016 and 2015 and approximately 15% and 14% for the nine months ended September 30, 2016 and 2015, respectively.

Cash and Cash Equivalents

The Company maintains its cash and cash equivalents with financial institutions which balances exceed the federally insured limits. Federally insured limits are $250,000 for deposits. As of September 30, 2016 and December 31, 2015, the Company had approximately $4,357,000 and $4,815,000, respectively in excess of federally insured limits.

For purposes of the statement of cash flows, the Company considers all highly liquid financial instruments with a maturity of three months or less when purchased to be a cash equivalent.

Investments

Short term investments consist of investments which the Company expects to convert into cash within one year and long term investments after one year. The Company classifies its investments in debt securities at the time of purchase as held-to-maturity and reevaluates such classification on a quarterly basis. Held-to-maturity investments consist of securities that the Company has the intent and ability to retain until maturity. These securities are carried at amortized cost plus accrued interest and consist of the following:

	As of September 30, 2016
	(unaudited)
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Short Term:
Corporate bonds	$4,848,278	322	1,697	4,846,903
Total Short Term:	4,848,278	322	1,697	4,846,903

Long Term:
United States Treasury bonds	502,493	208	—	502,701
Corporate bonds	1,226,752		624	1,226,128
Total Long Term:	1,729,245	208	624	1,728,829

Accounts Receivable

The Company does business and extends credit based on an evaluation of each customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The allowance for doubtful accounts was approximately $27,000 as of September 30, 2016 and approximately $27,000 as of December 31, 2015. To date, the Company has not experienced significant credit-related losses.

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

Inventory units designated for customer demonstrations, as part of the sales process, are reclassified to property and equipment and the depreciation is recorded to selling and marketing expense. The inventory used for demonstrations that was reclassified to property and equipment for the nine months ended September 30, 2016 and 2015 was approximately $68,000 and $44,000, respectively.

Inventory units designated for customer rental agreements are reclassified to property and equipment and the depreciation is recorded to cost of sales. Inventory reclassified for the nine months ended September 30, 2016 and 2015 was approximately $0 and $39,000, respectively.

Intangible Assets

Intangible assets are comprised of the Company’s patent rights and are amortized over the patents’ estimated useful life of approximately 13 years. As of September 30, 2016 the remaining useful life was 81 months.

Long-Lived Assets

The Company evaluates its long-lived assets, including intangible assets, for possible impairment whenever circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future cash flows in accordance with accounting guidance. If circumstances suggest the recorded amounts cannot be recovered, based upon estimated future undiscounted cash flows, the carrying values of such assets are reduced to fair value. No impairment charges were recorded for long-lived assets for the nine months ended September 30, 2016 and 2015.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Warrants	23,644	288,474	23,644	288,474
Unvested restricted stock	71,142	—	71,142	—
Options	—	950	—	950

Advertising Costs

Advertising and promotion expenses are charged to expense as incurred. Advertising and promotion expense included in selling expense in the accompanying statements of operations amounted to approximately $168,000 and $70,000 for the three months ended September 30, 2016 and 2015, respectively, and $687,000 and $455,000 for the nine months ended September 30, 2016 and 2015, respectively.

Deferred Initial Public Offering Costs

Deferred offering costs, which consist of direct incremental legal, accounting and other fees relating to the IPO, are capitalized. The deferred offering costs were offset against IPO proceeds upon the consummation of the offering. As of December 31, 2015, approximately $310,000 of deferred offering costs were capitalized and included in deferred offering costs and other prepaids on the balance sheet.

Note 2 — Property and Equipment

	As of September 30,	As of December 31,	Estimated
	2016	2015	Useful Lives
	(unaudited)
Operations and rental equipment	$620,694	$504,786	3 years
Tradeshow and demo equipment	574,166	397,325	3 years
Computer equipment	119,818	88,451	3 years
	1,314,678	990,562
Less accumulated depreciation	(844,564)	(669,863)
Property and Equipment, Net	$470,114	$320,699

Depreciation expense was approximately $60,000 and $55,000 for the three months ended September 30, 2016 and 2015, respectively, and $181,000 and $175,000, for the nine months ended September 30, 2016 and 2015, respectively.

Note 3 — Patent Rights

	As to September 30,	As of December 31,
	2016	2015
	(unaudited)
Gross carrying amount	$1,253,018	$1,253,018
Less accumulated amortization	(602,413)	(530,123)
Patent Rights, Net	650,605	722,895

Amortization expense was approximately $24,000 for both the three months ended September 30, 2016 and 2015, and $72,000 for both the nine months ended September 30, 2016 and 2015. As of September 30, 2016 and December 31, 2015, future remaining amortization expense is as follows:

For the Year Ending December 31,	As of September 30, 2016	As of December 31, 2015
2016	24,096	$96,386
2017	96,386	96,386
2018	96,386	96,386
2019	96,386	96,386
2020	96,386	96,386
Thereafter	240,965	240,965
Total	$650,605	$722,895

Note 4 — Revolving Credit Facility

On March 12, 2013, the Company entered into a 2-year $3 million revolving credit facility. The credit facility was amended and extended effective March 12, 2015 through May 12, 2017. The maximum borrowing was reduced to $1,500,000 and was limited by the Company’s eligible borrowing base of 80% of eligible accounts receivable. On September 21, 2016, a second amendment to the credit facility extended the facility through September 21, 2017, increased the maximum borrowing to $2,000,000 and expanded the eligible accounts receivables to include certain international receivables.

Interest, at Prime plus 0.75% (4.25% at September 30, 2016), is payable monthly with outstanding principal and interest due on the maturity date. The facility is secured by all of the Company’s assets and limits the amount of additional indebtedness, restricts the sale, disposition or transfer of assets of the Company and requires the maintenance of a certain monthly adjusted quick ratio restrictive covenant and minimum quarterly EBITDA restrictive covenant, as defined in the agreement. Approximately $423,000 was outstanding under the revolving credit facility at December 31, 2015 and $0 at September 30, 2016. The Company pays commitment fees of 0.25% per annum on the average unused portion of the line of credit.

Note 5 — Product Warranties

Changes in product warranty liability were as follows for the nine-month period ended September 30, 2016 (unaudited).

Balance, beginning of period	$48,363
Warranties accrued during the period	97,990
Payments on warranty claims	(30,652)
Balance, end of period	115,701

Note 6 — Commitment and Contingencies

Operating Lease Agreements

In July 2016, the Company renewed a commercial lease requiring monthly payments to an unrelated third party for its headquarters office. The renewal was effective September 1, 2016 and expanded the office space being occupied. The lease expires in September 2022 and lease payments increase by 3% annually. Future minimum lease payments as of September 30, 2016 and December 31, 2015 are as follows:

	As of September 30, 2016,	As of December 31, 2015
Year	(unaudited)
2016	$41,000	101,000
2017	166,000	60,000
2018	172,000	—
2019	178,000	—
2020	183,000	—
Thereafter	332,000	—
Total	$1,072,000	161,000

Rental expense for the three months ended September 30, 2016 and 2015 was approximately $24,000 and for the nine months ended September 30, 2016 and 2015 was approximately $74,000 and $73,000, respectively.

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

Purchases from this manufacturer totaled approximately $713,000 and $888,000 for the three months ended September 30, 2016 and 2015, respectively and $2,998,000 and $1,855,000 for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016 and December 31, 2015 approximately $566,000 and $283,000, respectively, was due to this manufacturer, which is presented in accounts payable and accrued expenses in the accompanying unaudited condensed balance sheets.

Legal contingencies

The Company is party to certain legal proceedings in the ordinary course of business. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and related contingencies. The Company does not believe that any legal proceedings are likely to have a material effect on the business, financial condition, or results of operations.

Note 7 — Stockholders’ Equity

The Company has authorized 50,000,000 shares of common stock, of which 13,546,170 and 10,367,883 shares were issued and outstanding as of September 30, 2016 and December 31, 2015, respectively.

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

During 2011, the Company offered to a limited number of investors (the “investor members”) preferred membership interests (the “interests”) consisting of (i) cumulative, non-compounded, 8% per annum preferential return, payable annually, if and when such distributions are made by the Company’s board of directors and (ii) participation in the Company’s net profits, net losses and distributions of the Company’s assets pursuant to the operating agreement. The offering raised approximately $6.4 million in gross proceeds ($6.0 million net of offering costs), utilizing a private placement memorandum. As of December 31, 2015, accumulated unpaid preferential distributions were approximately $2,674,000 ($0.87 per share). Preferential distributions no longer accrued after December 31, 2015. In June 2016, after the completion of the IPO, the accumulated unpaid distribution as of December 31, 2015 was payable in cash or shares, at the option of each stockholder with a preferential distribution. On July 15, 2016, the Company paid the accrued dividends in the amount of approximately $2,553,000 representing the amount for which former holders of membership units with a preferred return elected to receive dividends in cash. In addition, 23,138 shares valued at approximately $122,000 of common stock were issued to those that elected to receive the dividends in shares.

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

All warrants reflect the 241.05-for-one forward stock split and were fully vested as of September 30, 2016 and December 31, 2015. The following table summarizes the Company’s warrant activity:

	Preferred Unit Warrants			Common Unit Warrants
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding – December 31, 2015	544,387	$2.08	0.17	86,376	$4.55	1.5
Granted	—	—	—	2,438,000	6.75	2.80
Exercised	(544,387)	(2.08)	—	—	—	—
Cancelled (forfeited)	—	—	—	—	—	—
Outstanding – September 30, 2016	—	—	—	2,524,376	$6.67	2.76
Exercisable – September 30, 2016	—	—	—	2,524,376	$6.67	2.76

The intrinsic value of the common stock warrants was approximately $148,000 as of September 30, 2016, and approximately $0 as of December 31, 2015.

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

All options amounts reflect the 241.05-for-one forward stock split. A summary of option activity under the Plan is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)

Outstanding – December 31, 2015	14,516	$4.13	7.83
Granted	—	—	—
Exercised	(14,516)	(4.13)	—
Cancelled (forfeited)	—	—	—
Outstanding – September 30, 2016	—	$—	—
Exercisable – September 30, 2016	—	$—	—

The Company recognized approximately $22,000 and $2,000 of stock based compensation related to the grant of the options to its employees for nine months ended September 30, 2016 and 2015, and approximately $25,000 and $5,000 for the nine months ended September 30, 2016 and 2015.

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

On June 2, 2016, 307,666 shares of restricted stock were issued to employees and were recorded at the fair value of $5.25 as per the initial offering price. The shares vest 25% per year over a four-year vesting period and are being recognized as expense on a straight-line basis over the vesting period of the awards. Stock compensation expense of approximately $101,000 was recognized for the three months ended September 30, 2016 and $135,000 for the nine months ended September 30, 2016. Unrecognized stock compensation expense was approximately $1,481,000 as of September 30, 2016, which will be recognized over the remaining vesting period.

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

The Company did not recognize income tax expense for the three and nine months ended September 30, 2016 since it does not expect to have taxable income in 2016.

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

As of September 30, 2016, the tax years 2013, 2014 and 2015 were subject to examination.

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

Gross profit

We calculate gross profit as net revenue less cost of sales. Our gross profit has been and will continue to be affected by a variety of factors, including average selling price, manufacturing costs, production volumes, product reliability and the implementation over time of cost-reduction strategies. Our gross profit may fluctuate from quarter to quarter.

Selling and marketing

We focus on two primary markets, private dermatology practices and radiation oncologists in both private and hospital settings. We currently employ a multi-tier sales strategy in an attempt to optimize geographic coverage and focus on what we perceive to be our key markets. This multi-tier sales model uses a direct salesforce, international dealers and distributors, and, to a much lesser degree, regional independent sales representatives compensated on a commission-only basis. We expect the amount of our sales and marketing expense to increase as we continue to expand our sales force and marketing activities.

General and administrative

General and administrative expense, or G&A, consists primarily of salaries, employee benefits, bonuses, and related costs for personnel who support our general operations such as executive management, finance, accounting and administrative functions, as well as Board fees, legal and other professional fees, director and officer insurance and other public company expenses.

Research and development

We expect the amount of our research and development, or R&D, expense to increase as we continue to innovate and introduce new products and technologies.

Other income (expense)

Other income (expense) primarily consists of interest earned on cash balances and investments less interest payments made pursuant to our secured credit facility with Silicon Valley Bank and. Our interest expense will fluctuate in future periods to the extent we incur additional, or pay down, indebtedness.

Income taxes

Until December 31, 2015, the Company was a limited liability corporation (LLC) that had elected to be taxed as a pass-through entity and accordingly, we did not recognize a federal or state income tax provision. Beginning in 2016, as a result of the conversion from an LLC to a Delaware corporation, income tax (benefit) expense will consist of income taxes in jurisdictions in which we conduct business. We will be taxed at the rates applicable within each jurisdiction in which we operate or generate revenue. The composite income tax rate, tax provisions, deferred tax assets and deferred tax liabilities will vary according to the jurisdiction in which profits arise. Tax laws are complex and subject to different interpretations by management and the respective governmental taxing authorities, and require us to exercise judgment in determining our income tax provision, our deferred tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not that the future realization of all or some of the deferred tax assets will not be achieved.

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

Results of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Revenues	$3,327,830	$2,107,520	$9,933,977	$6,432,553
Cost of Sales	1,076,821	691,356	3,429,967	2,263,181
Gross Profit	2,251,009	1,416,164	6,504,010	4,169,372
Operating Expenses
Selling and marketing	1,115,752	752,348	3,244,364	2,600,594
General and administrative	789,718	379,640	2,546,262	1,078,812
Research and development	389,759	358,490	1,096,789	1,132,419
Total Operating Expenses	2,295,229	1,490,478	6,887,415	4,811,825
Loss From Operations	(44,220)	(74,314)	(383,405)	(642,453)
Other Income (Expense)
Interest income	14,778	463	20,598	1,184
Interest expense	(972)	(4,222)	(16,825)	(10,813)
Other Income (Expense), net	13,806	(3,759)	3,773	(9,629)
Loss Before Income Taxes	(30,414)	(78,073)	(379,632)	(652,082)
Provision for income taxes	—	—	—	—
Net Loss	$(30,414)	$(78,073)	$(379,632)	$(652,082)

Three months ended September 30, 2016 compared to the three months ended September 30, 2015

Total revenue.  Total revenue was $3,327,830 for the three months ended September 30, 2016 compared to $2,107,520 for the three months ended September 30, 2015, an increase of $1,220,310, or 57.9%. The growth in revenue was attributable to an increase in systems sold as well as a higher percentage of sales of the higher priced SRT-100 Vision product in the current quarter.

Total cost of sales. Cost of sales was $1,076,821 for the three months ended September 30, 2016 compared to $691,356 for the three months ended September 30, 2015, an increase of $385,465, or 55.8%. The increase in cost was due to a greater number of systems sold during the three months ended September 30, 2016 compared to the corresponding period in 2015.

Gross profit.  Gross profit was $2,251,009 for the three months ended September 30, 2016 compared to $1,416,164 for the three months ended September 30, 2015, an increase of $834,845, or 59.0%, for the reasons discussed above. Our overall gross profit percentage was 67.6% in the three months ended September 30, 2016 compared to 67.2% in the corresponding period in 2015.

Selling and marketing.  Selling and marketing expense was $1,115,752 for the three months ended September 30, 2016 compared to $752,348 for the three months ended September 30, 2015, an increase of $363,404, or 48.3%. The increase was primarily attributable to an increase in payroll and higher participation in tradeshows and other marketing activities.

General and administrative.  General and administrative expense was $789,718 for the three months ended September 30, 2016 compared to $379,640 for the three months ended September 30, 2015, an increase of $410,078, or 108.0%. The increase was due primarily to Board fees, director and officer insurance and other public company expenses incurred in 2016 following our IPO.

Research and development.  Research and development expense was $389,759 for the three months ended September 30, 2016 compared to $358,490 for the three months ended September 30, 2015, an increase of $31,269, or 8.7%. The increase in research and development spending was primarily attributable to regulatory expenses related to the SRT-100 Vision.

Other income (expense). We incur interest expense in connection with our secured credit facility with Silicon Valley Bank and interest income from our investment held-to-maturity securities.

Income taxes. We expect the effective tax rate for the year 2016 to be 0.0%. Prior to January 1, 2016, we were a limited liability company taxed as a partnership and therefore did not incur income tax expense.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

Total revenue.  Total revenue was $9,933,977 for the nine months ended September 30, 2016 compared to $6,432,553 for the nine months ended September 30, 2015, an increase of $3,501,424, or 54.4%. The growth in revenue was attributable to significantly more systems sold as well as a higher percentage of sales of the more expensive SRT-100 Vision product in the current year.

Total cost of sales. Cost of sales was $3,429,967 for the nine months ended September 30, 2016 compared to $2,263,181 for the nine months ended September 30, 2015, an increase of $1,166,786, or 51.6%. The increase in cost was due to a greater number of systems sold for the nine months ended September 30, 2016 compared to the corresponding period in 2015.

Gross profit.  Gross profit was $6,504,010 for the nine months ended September 30, 2016 compared to $4,169,372 for the nine months ended September 30, 2015, an increase of $2,334,638, or 56.0%, for the reasons discussed above. Our overall gross profit percentage was 65.5% in the nine months ended September 30, 2016 compared to 64.8% in the corresponding period in 2015.

Selling and marketing.  Selling and marketing expense was $3,244,364 for the nine months ended September 30, 2016 compared to $2,600,594 for the nine months ended September 30, 2015, an increase of $643,770, or 24.8%. The increase was primarily attributable to an increase in payroll and higher participation in tradeshows and other marketing activities.

General and administrative.  General and administrative expense was $2,546,262 for the nine months ended September 30, 2016 compared to $1,078,812 for the nine months ended September 30, 2015, an increase of $1,467,450, or 136.0%. The increase was due primarily to stock compensation, Board fees, director and officer insurance and other public company expenses incurred in 2016 following our IPO. Approximately $465,000 of the total $571,000 stock compensation expense was a one-time charge in the second quarter related to a restricted stock grant that fully vested with the completion of our IPO.

Research and development.  Research and development expense was $1,096,789 for the nine months ended September 30, 2016 compared to $1,132,419 for the nine months ended September 30, 2015, a decrease of $35,630, or 3.1%. The decrease in research and development spending was primarily attributable to the completion of research and development and regulatory expenses for the SRT-100 Vision product.

Other income (expense). We incur interest expense in connection with our secured credit facility with Silicon Valley Bank and interest income from our investment held-to-maturity.

Income taxes.  We expect the effective tax rate for the year 2016 to be 0.0%. Prior to January 1, 2016, we were a limited liability company taxed as a partnership and therefore did not incur income tax expense.

The following supplemental financial information is determined by methods other than in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Management uses adjusted EBITDA, a non-GAAP financial measure, in its analysis of performance. Adjusted EBITDA should not be considered a substitute for GAAP basis measures nor should it be viewed as a substitute for operating results determined in accordance with GAAP. Management believes the presentation of adjusted EBITDA, which excludes the impact of interest expense, income and other taxes, depreciation, amortization, stock compensation expense, and litigation settlement expense, provides useful supplemental information that is essential to a proper understanding of the financial results of Sensus Healthcare. Non-GAAP financial measures are not formally defined by GAAP, and other entities may use calculation methods that differ from those used by the Company. As a complement to GAAP financial measures, management believes that adjusted EBITDA assists investors who follow the practice of some investment analysts who adjust GAAP financial measures to exclude items that may obscure underlying performance and distort comparability. A reconciliation of the GAAP net loss to adjusted EBITDA is provided in the schedule below.

GAAP TO NON-GAAP RECONCILIATION

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Net Loss, as reported	$(30,414)	$(78,073)	$(379,632)	$(652,082)
Add:
Depreciation and amortization	84,282	79,197	253,219	247,034
Taxes (1)	4,479	9,214	20,136	15,399
Litigation settlement	—	—	112,500	—
Interest, net	(13,806)	3,759	(3,773)	9,629
Stock compensation expense	123,083	1,619	625,424	4,858
Adjusted EBITDA, non GAAP	$167,624	$15,716	$627,874	$(375,162)

Financial Condition

Our cash, cash equivalent and investment balance increased from $5.1 million at December 31, 2015 to $11.2 million at September 30, 2016, primarily as a result of the IPO completed in June 2016.

Borrowings under the revolving line of credit as of December 31, 2015 were repaid during the nine months ended September 30, 2016. The unused line of credit was $2 million at September 30, 2016.

(1) Taxes include all taxes paid by the Company, other than payroll taxes, including on income, ad valorem, and excise taxes. The Company did not recognize income tax expense for the three and nine months ended September 30, 2016 and 2015.

Liquidity and Capital Resources

Overview

Our liquidity position and capital requirements may be impacted by a number of factors, including the following:

•	our ability to generate and increase revenue;

•	fluctuations in gross margins, operating expenses and net results; and

•	fluctuations in working capital.

Our primary short-term capital needs, which are subject to change, include expenditures related to:

•	expansion of our sales, marketing and distribution activities;

•	expansion of our research and development activities.

We regularly evaluate our cash requirements for current operations, commitments, capital requirements and business development transactions, and we may elect to raise additional funds for these purposes in the future.

Cash flows

The following table provides a summary of our cash flows for the periods indicated:

	For the Nine Months Ended September 30,
	(unaudited)
	2016	2015
Net Cash Provided by (Used In):
Net Cash Used In Operating Activities	$(2,339,670)	$(1,253,645)
Net Cash Used In Investing Activities	(6,839,959)	(83,037)
Net Cash Provided By Financing Activities	8,722,250	225,000
Net Decrease in Cash and Cash Equivalents	$(457,379)	$(1,111,682)

Cash flows from operating activities

Net cash used in operating activities was $2,339,670 for the nine months ended September 30, 2016, consisting of a net loss of $379,632 and an increase in net operating assets of $2,936,671, offset by non-cash charges of $976,633. The increase in net operating assets was primarily due to the increase in sales resulting in an increase in accounts receivable as well as an increase in inventory and prepaid expenses and a decrease in account payable and accrued expenses. Non-cash charges consisted primarily of stock compensation expense and depreciation and amortization. Net cash used in operating activities was $1,253,645 for the nine months ended September 30, 2015, primarily due to the net loss and the increase in accounts receivable and deferred offering costs and other prepaids, less an increase in accounts payable offset by a decrease in deferred revenue.

Cash flows from investing activities

Net cash used in investing activities was $6,839,959 due to the purchase of debt securities held-to-maturity for $6,577,522 and $262,437 for acquisition of property and equipment during the nine months ended September 30, 2016. Cash used in investing activities was $83,037 for the nine months ended September 30, 2015.

Cash flows from financing activities

Net cash provided by financing activities was $8,722,250 during the nine months ended September 30, 2016, of which $10,523,438 was the net proceeds of the IPO, $1,132,538 from the exercise of warrants, less $2,511,024 used for the payment of dividends to former preferred investors and $422,702 used for the repayment of outstanding borrowing under the line of credit. Net cash used in financing activities was $225,000 during the nine months ended September 30, 2015 for repayment of outstanding borrowing under the line of credit.

Indebtedness

Silicon Valley Bank Secured Credit Facility

On March 12, 2013, the Company entered into a 2-year $3 million revolving credit facility. The credit facility was amended and extended effective March 12, 2015 through May 12, 2017. The maximum borrowing was reduced to $1,500,000 and was limited by the Company’s eligible borrowing base of 80% of eligible accounts receivable. On September 21, 2016, a second amendment to the credit facility extended the facility through September 21, 2017, increased the maximum borrowing to $2,000,000 and expanded the eligible accounts receivables to include certain international receivables.

Interest, at Prime plus 0.75% (4.25% at September 30, 2016), is payable monthly with outstanding principal and interest due on the maturity date. The facility is secured by all of the Company’s assets and limits the amount of additional indebtedness, restricts the sale, disposition or transfer of assets of the Company and requires the maintenance of a certain monthly adjusted quick ratio restrictive covenant and minimum quarterly EBITDA restrictive covenant, as defined in the agreement. Approximately $423,000 was outstanding under the revolving credit facility at December 31, 2015 and $0 at September 30, 2016. The Company pays commitment fees of 0.25% per annum on the average unused portion of the line of credit.

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

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

As of September 30, 2016, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of September 30, 2016, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

None.

(b) Use of Proceeds from the Sale of Registered Securities

On June 8, 2016, we completed an initial public offering, or IPO, of units consisting of one share of common stock and one warrant to purchase one share of common stock. In connection with the IPO, we issued 2,300,000 units of our common stock at a price of $5.50 per unit, including 300,000 units pursuant to the underwriters’ full exercise of their over-allotment option for an aggregate offering price of $12.65 million. The offer and sale of all of the securities in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1, as amended (File No. 333-209451), which was declared effective by the SEC on June 2, 2016. The registration statement registered an aggregate of 2,300,000 units, including 300,000 units to cover the over-allotment option. The offering commenced on June 2, 2016 and did not terminate before all of the units in the IPO that were registered in the registration statement were sold. Northland Securities, Inc. and Neidiger, Tucker, Bruner, Inc. acted as joint book-running managers for the offering.

We received total net proceeds from the IPO of approximately $10.4 million after deducting underwriting discounts and commissions of approximately $0.9 million and other offering expenses of approximately $1.4 million.

The net proceeds from the IPO have been invested in highly-liquid money market funds and investments in debt securities with maturities of 18 months or less. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on June 2, 2016.

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

SENSUS HEALTHCARE, INC.

Date: November 7, 2016	/s/ Joseph C. Sardano
Joseph C. Sardano
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2016	/s/ Arthur Levine
Arthur Levine
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibits No.	Description

10.1	Second Amendment and Restated Loan and Security Agreement by and between Sensus Healthcare, Inc. and Silicon Valley Bank, dated September 21, 2016.

10.2	Commercial Lease, dated as of July 7, 2016, by and between BREF 851, LLC and Sensus Healthcare, Inc.

31.1	Certification of Joseph C. Sardano, Chairman and Chief Executive Officer of Sensus Healthcare, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Arthur Levine, Chief Financial Officer of Sensus Healthcare, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Joseph C. Sardano, Chairman and Chief Executive Officer of Sensus Healthcare, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Arthur Levine, Chief Financial Officer of Sensus Healthcare, Inc., Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

