Form 10-Q
period 2017-03-31
Sensus Healthcare, Inc.
filed 2017-05-09
CIK 1494891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-37714

Sensus Healthcare, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-1647271
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

851 Broken Sound Pkwy., NW #215, Boca Raton, Florida	33487
(Address of principal executive office)	Zip Code)

(561) 922-5808

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an “emerging growth company”. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” and an “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☒
			(Do not check if smaller reporting company)		Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

As of April 30, 2017, 13,527,168 shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

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

Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K., as well as:

•	our ability to achieve and sustain profitability;
•	market acceptance of the SRT-100 product line;
•	our ability to successfully commercialize our products, including the SRT-100;
•	our ability to compete effectively in selling our products and services, including responding to technological change and cost containment efforts of our customers;
•	our need and ability to obtain additional financing in the future, as well as complying with the restrictions our existing revolving credit facility imposes;
•	our ability to expand, manage and maintain our direct sales and marketing organizations;
•	our actual financial results may vary significantly from forecasts and from period to period;
•	our ability to successfully develop new products, improve or enhance existing products or acquire complementary products, technologies, services or businesses;
•	our ability to obtain and maintain intellectual property of sufficient scope to adequately protect our products, including the SRT-100, and our ability to avoid infringing or otherwise violating the intellectual property rights of third parties;
•	market risks regarding consolidation in the healthcare industry;
•	the willingness of healthcare providers to purchase our products if coverage, reimbursement and pricing from third party payors for procedures using our products significantly declines;
•	the level and availability of government and third party payor reimbursement for clinical procedures using our products;
•	our ability to effectively manage our anticipated growth, including hiring and retaining qualified personnel;
•	the regulatory requirements applicable to us and our competitors;
•	our ability to manufacture our products to meet demand;
•	our reliance on third party manufacturers and sole- or single-source suppliers;
•	our ability to reduce the per unit manufacturing cost of the SRT-100;
•	our ability to efficiently manage our manufacturing processes;
•	the regulatory and legal risks, and certain operating risks, that our international operations subject us to;
•	off label use of our products;
•	the fact that product quality issues or product defects may harm our business;
•	the accuracy of our financial statements and accounting estimates, including allowances for accounts receivable and inventory obsolescence;
•	any product liability claims;
•	limited trading in our shares and the concentration of ownership of our shares;
•	cyberattacks and other data breaches and the adverse effect on our reputation;
•	new legislation, administrative rules, or executive orders, including those that impact taxes and international trade regulation;
•	the provisions in our certificate of incorporation, bylaws, or Delaware law that discourage takeovers or that limit certain disputes to be brought exclusively in the Delaware Court of Chancery;

•	geographic concentration of our customers in the U.S. and China; and
•	our ability to manage the risk of the foregoing.

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

PART I.   FINANCIAL INFORMATION

Item 1.     CONDENSED FINANCIAL STATEMENTS

SENSUS HEALTHCARE, INC.
CONDENSED BALANCE SHEETS

	As of March 31,	As of December 31,
	2017	2016
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$3,141,223	$5,042,477
Accounts receivable, net	4,220,481	3,098,635
Inventories	1,537,321	1,254,915
Investment in debt securities	7,906,370	6,462,369
Prepaid and other current assets	1,156,995	900,722
Total Current Assets	17,962,390	16,759,118
Property and Equipment, Net	507,840	433,408
Patent Rights, Net	602,412	626,509
Investment in Debt Securities	—	1,103,773
Deposits	24,272	24,272
Total Assets	$19,096,914	$18,947,080
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$3,321,792	$2,762,371
Product warranties	52,303	40,481
Revolving credit facility	1,500,000	—
Deferred revenue, current portion	563,005	853,798
Total Current Liabilities	5,437,100	3,656,650
Deferred Revenue, Net of Current Portion	9,166	16,251
Total Liabilities	5,446,266	3,672,901
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, 5,000,000 shares authorized and none issued and outstanding.	—	—
Common stock, $0.01 par value – 50,000,000 authorized and 13,527,168 and 13,546,171 issued and outstanding at March 31, 2017 and December 31, 2016, respectively.	135,271	135,461
Additional paid-in capital	22,879,767	22,930,975
Accumulated deficit	(9,364,390)	(7,792,257)
Total Stockholders’ Equity	13,650,648	15,274,179
Total Liabilities and Stockholders’ Equity	$19,096,914	$18,947,080

See accompanying notes to the unaudited condensed financial statements.

SENSUS HEALTHCARE, INC.
CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
	2017	2016

Revenues	$4,354,349	$3,035,204
Cost of Sales	1,499,701	1,102,370
Gross Profit	2,854,648	1,932,834
Operating Expenses
Selling and marketing	2,263,481	944,122
General and administrative	1,043,953	685,720
Research and development	1,135,426	293,404
Total Operating Expenses	4,442,860	1,923,246
Income (Loss) From Operations	(1,588,212)	9,588
Other Income (Expense)
Interest income	22,720	2,755
Interest expense	(6,641)	(9,626)
Other Income (Expense), net	16,079	(6,871)
Income (Loss) Before Income Taxes	(1,572,133)	2,717
Provision for income taxes	-	636
Net Income (Loss)	$(1,572,133)	$2,081
Net Income (Loss) per share – Basic	$(0.12)	$0.00
– Diluted	$(0.12)	$0.00
Weighted average number of shares used in computing net income (loss) per share
– Basic	13,219,170	10,367,883
– Diluted	13,219,170	10,657,307

See accompanying notes to the unaudited condensed financial statements.

SENSUS HEALTHCARE, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(unaudited)

	Common Stock		Additional
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Total
December 31, 2016	13,546,171	$135,461	$22,930,975	$(7,792,257)	$15,274,179
Stock based compensation	10,000	100	103,970	—	104,070
Surrender of shares for tax withholding on stock compensation	(29,003)	(290)	(155,178)	—	(155,468)
Net loss	—	—	—	(1,572,133)	(1,572,133)
March 31, 2017 (unaudited)	13,527,168	$135,271	$22,879,767	$(9,364,390)	$13.650,648

See accompanying notes to the unaudited condensed financial statements.

SENSUS HEALTHCARE, INC.
CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2017	2016
Cash Flows From Operating Activities
Net loss	$(1,572,133)	$2,081
Adjustments to reconcile net income (loss) to net cash and cash equivalents used in operating activities:
Bad debt expense	169,054	-
Depreciation and amortization	94,157	84,795
Provision for product warranties	80,122	734
Stock based compensation	104,070	1,619
(Increase) decrease in:
Accounts receivable	(1,290,900)	(250,368)
Inventories	(282,406)	138,269
Prepaid and other current assets	(256,274)	(721,201)
Increase (decrease) in:
Accounts payable and accrued expenses	559,423	250,050
Deferred revenue	(297,879)	(85,739)
Product warranties	(68,300)	(8,855)
Total Adjustments	(1,188,933)	(590,696)
Net Cash Used In Operating Activities	(2,761,066)	(588,615)
Cash Flows from Investing Activities
Acquisition of property and equipment	$(144,492)	$(232,906)
Investment in debt securities - held to maturity	(1,840,228)	—
Investments matured	1,500,000	—
Net Cash Used In Investing Activities	(484,720)	(232,906)
Cash Flows from Financing Activities
Revolving credit facility, net	1,500,000	377,298
Withholding taxes on stock compensation	(155,468)	—
Offering costs	—	126,254
Net Cash Provided By Financing Activities	1,344,532	503,552
Net Decrease in Cash and Cash Equivalents	(1,901,254)	(317,969)
Cash and Cash Equivalents – Beginning	5,042,477	5,065,068
Cash and Cash Equivalents – Ending	$3,141,223	$4,747,099
Supplemental Disclosure of Cash Flow Information
Interest Paid	$6,641	$7,916
Non Cash Investing and Financing Activities
Reclassification of Prepaid Offering Costs to APIC	—	130,629
Transfer of inventory units to property and equipment	$—	$44,854

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

Basis of Presentation

The accompanying unaudited condensed financial statements in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and the rules and regulations of the U.S. Securities and Exchange Commission, or SEC.  Accordingly, they do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America for complete financial statements.   The interim financial information is unaudited, but reflects all normal adjustments and accruals which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Form 10-K, filed with the SEC. The results for the three months ended March 31, 2017 are not necessarily indicative of results to be expected for the year ending December 31, 2017, any other interim periods, or any future year or period.

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

If VSOE does not exist, the Company uses its best estimate of the selling prices for the deliverables. The Company operates in a highly-regulated environment and is continually entering into new markets in which regulatory approval is sometimes required prior to the customer being able to use the product. In these cases, where regulatory approval is pending, revenue is deferred until such time as regulatory approval is obtained and customer acceptance becomes certain.

Deferred revenue consists of payments from customers for long term separately priced service contracts, sales pending regulatory approval and deposits on products. Deferred revenue as of March 31, 2017 and December 31, 2016 was as follows:

	As of March 31,	As of December 31,
	2017	2016
	(unaudited)
Service contracts	$527,943	$613,374
Sales pending regulatory approval	-	155,517
Deposits on products	35,062	84,907
Total deferred revenue, current portion	$563,005	$853,798
Service contracts, net of current portion	9,166	16,251
Total deferred revenue	$572,171	$870,049

The Company provides warranties, generally for one year, in conjunction with the sale of its product. These warranties are short term in nature and entitle the customer to repair, replacement, or modification of the defective product subject to the terms of the respective warranty. The Company records an estimate of future warranty claims at the time the Company recognizes revenue from the sale of the product based upon management’s estimate of the future claims rate.

Shipping and handling costs are expensed as incurred and are included in cost of sales.

Segment and Geographical Information

The Company’s revenue is generated primarily from customers in the United States, which represented approximately 99% and 45% for the three months ended March 31, 2017 and 2016, respectively. Customers in China accounted for approximately 0% and 20% for the three months ended March 31, 2017 and 2016, respectively. A customer in the US accounted for approximately 51% and 0% of revenues for the three months ended March 31, 2017 and 2016, respectively, and approximately 69% and 39% of the accounts receivable as of March 31, 2017 and December 31, 2016, respectively. A distributor in Costa Rica accounted for approximately 0% and 24% of revenues for the three months ended March 31, 2017 and 2016, respectively.

Cash and Cash Equivalents

The Company maintains its cash and cash equivalents with financial institutions which balances exceed the federally insured limits. Federally insured limits are $250,000 for deposits. As of March 31, 2017 and December 31, 2016, the Company had approximately $2,697,000 and $4,792,000, respectively in excess of federally insured limits.

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

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Market Value
Short Term:
Corporate bonds	$6,462,369	167	7,243	6,455,293
United States Treasury bonds	-	-	-	-
Total Short Term:	6,462,369	167	7,243	6,455,293

Long Term:
United States Treasury bonds	502,063	-	1,174	500,890
Corporate bonds	601,710		2,618	599,091
Total Long Term:	1,103,773	-	3,792	1,099,981

Total Investment December 31, 2016	7,566,142	167	11,035	7,555,274

Short Term:
Corporate bonds	$6,403,228	-	5,707	6,397,521
United States Treasury bonds	1,503,142	-	1,868	1,501,274
Total Short Term:	7,906,370	-	7,575	7,898,795

Long Term:
United States Treasury bonds	-	-	-	-
Corporate bonds	-		-	-
Total Long Term:	-	-	-	-

Total Investment March 31, 2017 (unaudited)	7,906,370	-	7,575	7,898,795

Accounts Receivable

The Company does business and extends credit based on an evaluation of each customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The allowance for doubtful accounts was approximately $0 and $7,000 as of March 31, 2017 and December 31, 2016, respectively. Bad debt expense for the three months ended March 31, 2017 and 2016 was approximately $169,000 and $0, respectively.

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

	For the Three Months Ended March 31,
	2017	2016
Warrants	4,025	288,474
Unvested restricted stock	39,509	—
Options	—	950

Advertising Costs

Advertising and promotion expenses are charged to expense as incurred. Advertising and promotion expense included in selling expense in the accompanying statements of operations amounted to approximately $733,000 and $232,000 for the three months ended March 31, 2017 and 2016, respectively.

Recently issued accounting pronouncements

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). Under the new guidance, companies are required to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. In addition, companies will no longer allocate valuation allowances between current and noncurrent deferred tax assets because those allowances will also be classified as noncurrent. This guidance is effective for financial statements issued for annual and interim periods beginning after December 15, 2016. The Company adopted this standard in the first quarter of 2017 and it did not have a material impact on its financial statements.

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

In April 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718), which requires that the income tax effect of share-based awards be recognized in the income statement when the awards vest or are settled. The guidance will also allow an employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The guidance is effective for years beginning after December 15, 2016 and interim periods within those years. The Company adopted this standard in the first quarter of 2017 and it did not have a material impact on its financial statements.

Note 2 — Property and Equipment

	As of March 31,	As to December 31,	Estimated
	2017	2016	Useful Lives
	(unaudited)
Operations and rental equipment	$758,954	$630,886	3 years
Tradeshow and demo equipment	294,476	294,475	3 years
Computer equipment	111,641	95,218	3 years
	1,165,071	1,020,579
Less accumulated depreciation	(657,231)	(587,171)
Property and Equipment, Net	$507,840	$433,408

Depreciation expense was approximately 70,000 and $61,000, for the three months ended March 31, 2017 and 2016, respectively.

Note 3 — Patent Rights

	As to March 31,	As of December 31,
	2017	2016
	(unaudited)
Gross carrying amount	$1,253,018	$1,253,018
Less accumulated amortization	(650,606)	(626,509)
Patent Rights, Net	602,412	626,509

Amortization expense was approximately $24,000 for the three months ended March 31, 2017 and 2016. As of March 31, 2017, future remaining amortization expense is as follows:

As of March 31,
For the Year Ending December 31,	2017
2017 (April 1 — December 31, 2017)	72,290
2018	96,386
2019	96,386
2020	96,386
2021	96,386
Thereafter	144,578
Total	$602,412

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

Interest, at Prime plus 0.75% (4.75% at March 31, 2017), is payable monthly with outstanding principal and interest due on the maturity date. The facility is secured by all of the Company’s assets and limits the amount of additional indebtedness, restricts the sale, disposition or transfer of assets of the Company and requires the maintenance of a certain monthly adjusted quick ratio restrictive covenant and minimum quarterly EBITDA restrictive covenant, as defined in the agreement. Approximately $1,500,000 was outstanding under the revolving credit facility at March 31, 2017 and $0 at December 31, 2016. The Company pays commitment fees of 0.25% per annum on the average unused portion of the line of credit.

Note 5 — Product Warranties

Changes in product warranty liability were as follows for the three months ended March 31, 2017 (unaudited).

Balance, beginning of period	$40,481
Warranties accrued during the period	80,754
Payments on warranty claims	(68,932)
Balance, end of period	52,303

Note 6 — Commitment and Contingencies

Operating Lease Agreements

In July 2016, the Company renewed a lease with an unrelated third party for its headquarters office. The renewal was effective September 1, 2016 and expanded the office space being occupied. The lease expires in September 2022 and lease payments increase by 3% annually. Future minimum lease payments as of March 31, 2017 are as follows:

As of March 31,
Year	2017
(unaudited)
2017 (April 1 — December 31, 2017)	$138,000
2018	190,000
2019	196,000
2020	202,000
2021	208,000
Thereafter	160,000
Total	$1,094,000

Rental expense for the three months ended March 31, 2017 and 2016 was approximately $40,000 and $25,000, respectively.

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

Purchases from this manufacturer totaled approximately $1,275,000 and $1,175,000 for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, and December 31, 2016 approximately $967,000 and $563,000, respectively, was due to this manufacturer, which is presented in accounts payable and accrued expenses in the accompanying balance sheets.

Legal contingencies

The Company is party to certain legal proceedings in the ordinary course of business. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and related contingencies. The Company does not believe that any legal proceedings are likely to have a material effect on the business, financial condition, or results of operations.

Note 7 — Stockholders’ Equity

The Company has authorized 50,000,000 shares of common stock, of which 13,527,168 and 13,546,171 shares were issued and outstanding as of March 31, 2017 and December 31, 2016, respectively.

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

Warrants

In April 2013, the closing date of the second common offering, the Company’s placement agent received investor rights to 5 year warrants to purchase 86,376 common shares of the Company at an exercise price of $4.55 per unit, which was equal to 110% of the offering price.

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

The following table summarizes the Company’s warrant activity:

	Common Unit Warrants
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding – December 31, 2016	2,524,376	$6.67	2.50
Granted	—	—	—
Exercised	—	—	—
Cancelled (forfeited)	—	—	—
Outstanding – March 31, 2017	2,524,376	$6.67	2.26
Exercisable – March 31, 2017	2,386,376	$6.67	2.26

The intrinsic value of the common stock warrants was approximately $19,000 as of March 31, 2017, and $114,000 as of December 31, 2016.

2016 equity incentive Plan

The Company has limited the aggregate number of shares of common stock to be awarded under the 2016 Equity Incentive Plan to 397,473 shares and no more than 397,473 shares of common stock in the aggregate may be granted in connection with incentive stock options. In addition, unless the Compensation Committee specifically determines otherwise, the maximum number of shares available under the 2016 Plan and the awards granted under the 2016 Plan will be subject to appropriate adjustment in the case of any stock dividends, stock splits, recapitalizations, reorganizations, mergers, consolidations, exchanges or other changes in capitalization affecting our common stock. Any shares granted in connection with options and stock appreciation rights shall be counted against this limit as one share for every one share allotted in connection with the awarded option or stock appreciation right. Any shares granted in connection with awards other than options and stock appreciation rights shall be counted against this limit as two shares for every one share granted in connection with such award or by which the award is valued by reference.

On June 2, 2016, 307,666 shares of restricted stock were issued to employees and were recorded at the fair value of $5.25 as per the initial offering price. In addition, on January 20, 2017, 10,000 shares of restricted stock were issued to one employee and were recorded at the fair value of $4.99 per share. The shares vest 25% per year over a four-year vesting period and are being recognized as expense on a straight-line basis over the vesting period of the awards. Stock compensation expense of approximately $104,000 and $0 was recognized for the three months ended March 31, 2017 and 2016, respectively. Unrecognized stock compensation expense was approximately $1,327,000 as of March 31, 2017, which will be recognized over the remaining vesting period. As of March 31, 2017, 79,807 shares were available to be granted under the 2016 Plan.

A summary of the restricted stock activity for the three months ended March 31, 2017 is presented as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2016	412,914	5.04
Granted	10,000	4.99
Vested	(105,284)	4.42
Forfeited	-	-
Unvested balance at March 31, 2017	317,666	5.24

Note 8 — Income Taxes

Book income before taxes was negative for the first quarter of 2017. Tax expense for the first quarter of 2016 was $636.

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

As of March 31, 2017, the Company has US federal and certain state tax returns subject to examination, beginning with those filed for the year 2013.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the information set forth within the financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and with our Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016 (“Annual Report”). The statements in this discussion regarding our expectations of our future performance, liquidity and capital resources, our plans, estimates, beliefs and expectations that involve risks and uncertainties, and other non-historical statements in this discussion, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Please see the Introductory Note and Item 1A. Risk Factors of our Annual Report, as updated in our subsequent quarterly reports filed on Form 10-Q, and in our other filings made from time to time with the SEC after the date of this report.

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

The SRT-100 is a photon x-ray low energy superficial radiotherapy system that provides patients an alternative to surgery for treating non-melanoma skin cancers, including basal cell and squamous cell skin cancers and other skin conditions such as keloids. The SRT-100 may also be used to treat primary lesions that would otherwise be difficult to treat or require extensive surgery involving sensitive areas of the head and neck regions, such as the fold in the nose, eyelids, lips, corner of the mouth, and the lining of the ear, which could lead to a less than desirable cosmetic outcome. Superficial radiation therapy treatment procedures do not require the use of anesthetics and eliminates the need for skin grafting. The SRT-100 provides healthcare providers and patients with a safe, virtually painless, and substantially non-scarring treatment option for non-melanoma skin cancer and other skin conditions, such as keloids. It allows dermatologists to retain non-melanoma skin cancer patients, rather than referring them to specialists, while offering radiation oncologists an alternative to costly linear accelerator–based treatments with a process that is less invasive, more time-efficient, and improves practice economics. Our revenue is primarily derived from sales of our SRT-100 product line.

Components of our results of operations

We manage our business globally within one reportable segment, which is consistent with how our management reviews our business, prioritizes investment and resource allocation decisions and assesses operating performance.

Results of Operations

	For the Three Months Ended March 31,
	2017	2016

Revenues	$4,354,349	$3,035,204
Cost of Sales	1,499,701	1,102,370
Gross Profit	2,854,648	1,932,834
Operating Expenses
Selling and marketing	2,263,481	944,122
General and administrative	1,043,953	685,720
Research and development	1,135,426	293,404
Total Operating Expenses	4,442,860	1,923,246
Income (Loss) From Operations	(1,588,212)	9,588
Other Income (Expense)
Interest income	22,720	2,755
Interest expense	(6,641)	(9,626)
Other Income (Expense), net	16,079	(6,871)
Income (Loss) Before Income Taxes	(1,572,133)	2,717
Provision for income taxes	-	636
Net Income (Loss)	$(1,572,133)	$2,081

Three months ended March 31, 2017 compared to the three months ended March 31, 2016

Total revenue. Total revenue was $4,354,349 for the three months ended March 31, 2017 compared to $3,035,204 for the three months ended March 31, 2016, an increase of $1,319,145, or 43.5%. The growth in revenue was primarily attributable to an increase in sales of the higher priced SRT-100 Vision product in the current quarter.

Total cost of sales. Cost of sales was $1,499,701 for the three months ended March 31, 2017 compared to $1,102,370 for the three months ended March 31, 2016, an increase of $397,331, or 36.0%. The increase in cost was due to a greater number of SRT-Vision systems sold during the three months ended March 31, 2017 compared to the corresponding period in 2016.

Gross profit. Gross profit was $2,854,648 for the three months ended March 31, 2017 compared to $1,932,834 for the three months ended March 31, 2016, an increase of $921,814, or 47.7%, for the reasons discussed above. Our overall gross profit percentage was 65.6% in the three months ended March 31, 2017 compared to 63.7% in the corresponding period in 2016.

Selling and marketing. Selling and marketing expense was $2,263,481 for the three months ended March 31, 2017 compared to $944,122 for the three months ended March 31, 2016, an increase of $1,319,358, or 140%. The increase was primarily attributable to an increase in sales headcount and higher participation in tradeshows and other marketing activities.

General and administrative. General and administrative expense was $1,043,953 for the three months ended March 31, 2017 compared to $685,720 for the three months ended March 31, 2016, an increase of $358,233, or 52.2%. The net increase was due primarily to director and officer insurance and other public company expenses as well as bad debts, offset by a reduction in legal and other professional fees.

Research and development. Research and development expense was $1,135,426 for the three months ended March 31, 2017 compared to $293,404 for the three months ended March 31, 2016, an increase of $842,022, or 287%. The increase in research and development spending was primarily attributable to new R&D projects that we expect will continue as the projects progress during 2017.

Other income (expense). We incur interest expense in connection with our secured credit facility with Silicon Valley Bank and interest income from our investment in held-to-maturity securities.

Income taxes. Book income before taxes was negative for the first quarter of 2017. Tax expense for the first quarter 2016 was $636.

Financial Condition

Our cash, cash equivalent and investment balance decreased from $12.6 million at December 31, 2016 to $11.0 million at March 31, 2017, primarily as a result of the operating loss in the first quarter of 2017 and the increase in accounts receivable.

Borrowings under the revolving line of credit as of March 31, 2017 were $1.5M.

Liquidity and Capital Resources

Overview

Our liquidity position and capital requirements may be impacted by a number of factors, including the following:

•	our ability to generate and increase revenue;

•	fluctuations in gross margins, operating expenses and net results; and

•	fluctuations in working capital.

Our primary short-term capital needs, which are subject to change, include expenditures related to:

•	expansion of our sales, marketing and distribution activities; and

•	expansion of our research and development activities.

We regularly evaluate our cash requirements for current operations, commitments, capital requirements and business development transactions, and we may elect to raise additional funds for these purposes in the future.

Cash flows

The following table provides a summary of our cash flows for the periods indicated:

	For the Three Months Ended March 31,
	(unaudited)
	2017	2016
Net Cash Provided by (Used In):
Operating Activities	$(2,761,066)	$(588,615)
Investing Activities	(484,720)	(232,906)
Financing Activities	1,344,532	503,552
Total	$(1,901,254)	$(317,969)

Cash flows from operating activities

Net cash used in operating activities was $2,761,066 for the three months ended March 31, 2017, consisting of a net loss of $1,572,133 and an increase in net operating assets of $1,636,335, offset by non-cash charges of $447,403. The increase in net operating assets was primarily due to the increase in sales resulting in an increase in accounts receivable as well as an increase in inventory, prepaid expenses and accounts payable and accrued expenses and a decrease in deferred revenues. Non-cash charges consisted primarily of bad debts, stock compensation expense and depreciation and amortization. Net cash used in operating activities was $588,615 for the three months ended March 31, 2016, primarily due to the increase in accounts receivable, prepaids and other current assets and accounts payable and accrued expenses less a decrease in deferred revenue.

Cash flows from investing activities

Net cash used in investing activities was $484,720 due to the purchase of debt securities held-to-maturity for $340,228 and $144,492 for acquisition of property and equipment during the three months ended March 31, 2017. Cash used in investing activities was $232,906 for the three months ended March 31, 2016 for the acquisition of property and equipment.

Cash flows from financing activities

Net cash provided by financing activities was $1,344,532 during the three months ended March 31, 2017, mostly from the $1,500,000 borrowing from the revolving credit facility. Net cash provided by financing activities was $503,552 during the three months ended March 31, 2016 mostly from borrowings from the line of credit.

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

Interest, at Prime plus 0.75% (4.75% at March 31, 2017), is payable monthly with outstanding principal and interest due on the maturity date. The facility is secured by all of the Company’s assets and limits the amount of additional indebtedness, restricts the sale, disposition or transfer of assets of the Company and requires the maintenance of a certain monthly adjusted quick ratio restrictive covenant and minimum quarterly EBITDA restrictive covenant, as defined in the agreement. Approximately $1,500,000 was outstanding under the revolving credit facility at March 31, 2017 and $0 was outstanding at December 31, 2016. The Company pays commitment fees of 0.25% per annum on the average unused portion of the line of credit. As of December 31, 2016 and March 31, 2017, the Company was in compliance with all financial covenants.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and do not currently have, any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S., or GAAP. We have identified certain accounting policies as critical to understanding our financial condition and results of our operations. For a detailed discussion on the application of these and other accounting policies, see the notes to our financial statements and our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, for the year ended December 31, 2016.

JOBS Act

We qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act. For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, reduced disclosure obligations relating to the presentation of financial statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation. We have availed ourselves of the reduced reporting obligations in this Quarterly Report on Form 10-Q, and expect to continue to avail ourselves of the reduced reporting obligations available to emerging growth companies in future filings.

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

Evaluation of Disclosure Control and Procedures

As of March 31, 2017, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of March 31, 2017, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

The Company is party to certain legal proceedings in the ordinary course of business. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and related contingencies. Please see note 6 to the condensed financial statements.

Item 1A.	Risk Factors

An investment in our securities involves risks. You should carefully consider the risk factors as previously disclosed in our Form 10-K filed with the SEC for the year ended December 31, 2016, as updated in our subsequent quarterly reports, together with the other information in this Quarterly Report on Form 10-Q, including the financial statements and related notes, before deciding whether to purchase, hold, or sell our securities. The occurrence of any of these risks could harm our business, financial condition, or results of operations or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. There have been no material changes to the risk factors as previously disclosed in our Form 10-K filed with the SEC for the year ended December 31, 2016, the discussion of which is specifically incorporated by reference into this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

There have been no unregistered sales of securities during the quarter ended March 31, 2017.

(b) Use of Proceeds from the Sale of Registered Securities

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

We received total net proceeds from the IPO of approximately $10.5 million after deducting underwriting discounts and commissions of approximately $0.9 million and other offering expenses of approximately $1.4 million. We have used approximately $2.6M for the payment of dividends to former preferred investors and approximately $3.4M in operations.

The remaining proceeds from the IPO have been invested in highly-liquid money market funds and debt securities with maturities of 12 months or less. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on June 2, 2016.

(c) Purchases of Equity Securities by The Registrant and Affiliated Purchases.

The table below summarizes the number of shares of our common stock that were withheld to satisfy the tax withholding obligations for restricted stock that vested during the three months ended March 31, 2017.

ISSUER PURCHASES OF EQUITY SECURITIES

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 – January 31, 2017	29,003	$4.99	-	-
February 1 – February 28, 2017	-	-	-	-
March 1 – March 31, 2017	-	-	-	-
Total	29,003	$4.99	-	-

(1)	The table reflects 29,003 shares of the Company’s common stock that were withheld to satisfy tax withholding obligations for restricted stock that vested during the three month period ended March 31, 2017.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable

Item 5.	Other Information

None.

Item 6.	Exhibits

A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index, which is presented elsewhere in this document, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSUS HEALTHCARE, INC.

Date: May 9, 2017	/s/ Joseph C. Sardano
Joseph C. Sardano
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2017	/s/ Arthur Levine
Arthur Levine
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Joseph C. Sardano, Chairman and Chief Executive Officer of Sensus Healthcare, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Arthur Levine, Chief Financial Officer of Sensus Healthcare, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Joseph C. Sardano, Chairman and Chief Executive Officer of Sensus Healthcare, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Arthur Levine, Chief Financial Officer of Sensus Healthcare, Inc., Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

