Form 10-Q
period 2017-06-30
Sensus Healthcare, Inc.
filed 2017-08-04
CIK 1494891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

As of July 31, 2017, 13,488,714 shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

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

Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K., as well as:

●	our ability to achieve and sustain profitability;
●	market acceptance of the SRT-100 product line;
●	our ability to successfully commercialize our products, including the SRT-100;
●	our ability to compete effectively in selling our products and services, including responding to technological change and cost containment efforts of our customers;
●	our need and ability to obtain additional financing in the future, as well as complying with the restrictions our existing revolving credit facility imposes;
●	our ability to expand, manage and maintain our direct sales and marketing organizations;
●	our actual financial results may vary significantly from forecasts and from period to period;
●	our ability to successfully develop new products, improve or enhance existing products or acquire complementary products, technologies, services or businesses;
●	our ability to obtain and maintain intellectual property of sufficient scope to adequately protect our products, including the SRT-100, and our ability to avoid infringing or otherwise violating the intellectual property rights of third parties;
●	market risks regarding consolidation in the healthcare industry;
●	the willingness of healthcare providers to purchase our products if coverage, reimbursement and pricing from third party payors for procedures using our products significantly declines;
●	the level and availability of government and third party payor reimbursement for clinical procedures using our products;
●	our ability to effectively manage our anticipated growth, including hiring and retaining qualified personnel;
●	the regulatory requirements applicable to us and our competitors;
●	our ability to manufacture our products to meet demand;
●	our reliance on third party manufacturers and sole- or single-source suppliers;
●	our ability to reduce the per unit manufacturing cost of the SRT-100;
●	our ability to efficiently manage our manufacturing processes;
●	the regulatory and legal risks, and certain operating risks, that our international operations subject us to;
●	off label use of our products;
●	the fact that product quality issues or product defects may harm our business;
●	the accuracy of our financial statements and accounting estimates, including allowances for accounts receivable and inventory obsolescence;
●	any product liability claims;
●	limited trading in our shares and the concentration of ownership of our shares;
●	cyberattacks and other data breaches and the adverse effect on our reputation;
●	new legislation, administrative rules, or executive orders, including those that impact taxes and international trade regulation;
●	the provisions in our certificate of incorporation, bylaws, or Delaware law that discourage takeovers or that limit certain disputes to be brought exclusively in the Delaware Court of Chancery;

●	geographic concentration of our customers in the U.S. and China; and
●	our ability to manage the risk of the foregoing.

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

PART I.   FINANCIAL INFORMATION

Item 1.     CONDENSED FINANCIAL STATEMENTS

SENSUS HEALTHCARE, INC.
CONDENSED BALANCE SHEETS

	As of June 30,	As of December 31,
	2017	2016
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$4,224,820	$5,042,477
Accounts receivable, net	4,784,754	3,098,635
Inventories	1,557,402	1,254,915
Investment in debt securities	6,386,774	6,462,369
Prepaid and other current assets	799,383	900,722
Total Current Assets	17,753,133	16,759,118
Property and Equipment, Net	473,616	433,408
Patent Rights, Net	578,316	626,509
Investment in Debt Securities	—	1,103,773
Deposits	24,272	24,272
Total Assets	$18,829,337	$18,947,080
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$3,565,098	$2,762,371
Product warranties	98,296	40,481
Revolving credit facility	1,447,970	—
Deferred revenue, current portion	848,971	853,798
Total Current Liabilities	5,960,335	3,656,650
Deferred Revenue, Net of Current Portion	19,317	16,251
Total Liabilities	5,979,652	3,672,901
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, 5,000,000 shares authorized and none issued and outstanding.	—	—
Common stock, $0.01 par value – 50,000,000 authorized;13,522,168 issued and 13,488,714 outstanding at June 30, 2017; 13,546,171 issued and outstanding at December 31, 2016	135,221	135,461
Additional paid-in capital	22,976,780	22,930,975
Treasury stock, 33,454 and 0 shares at cost, at June 30, 2017 and December 31, 2016, respectively	(133,816)	—
Accumulated deficit	(10,128,500)	(7,792,257)
Total Stockholders’ Equity	12,849,685	15,274,179
Total Liabilities and Stockholders’ Equity	$18,829,337	$18,947,080

See accompanying notes to the unaudited condensed financial statements.

SENSUS HEALTHCARE, INC.
CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Revenues	$4,968,165	$3,570,943	$9,322,514	$6,606,147
Cost of Sales	1,553,932	1,250,776	3,053,633	2,353,146
Gross Profit	3,414,233	2,320,167	6,268,881	4,253,001
Operating Expenses
Selling and marketing	2,100,983	1,184,489	4,364,464	2,128,612
General and administrative	919,755	1,070,825	1,962,173	1,756,545
Research and development	1,159,322	413,626	2,294,747	707,030
Total Operating Expenses	4,180,060	2,668,940	8,621,384	4,592,187
Loss From Operations	(765,827)	(348,773)	(2,352,503)	(339,186)
Other Income (Expense)
Interest income	19,491	3,065	40,675	5,820
Interest expense	(17,774)	(6,227)	(24,415)	(15,852)
Other Income (Expense), net	1,717	(3,162)	16,260	(10,032)
Loss Before Income Taxes	(764,110)	(351,935)	(2,336,243)	(349,218)
Provision for income taxes	—	(636)	—	—
Net Loss	$(764,110)	$(351,299)	$(2,336,243)	$(349,218)
Net Loss per share – basic and diluted	$(0.06)	$(0.03)	$(0.18)	$(0.03)
Weighted average number of shares used in computing net loss per share – basic and diluted	13,222,954	11,196,173	13,221,072	10,782,028

See accompanying notes to the unaudited condensed financial statements.

SENSUS HEALTHCARE, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(unaudited)

	Common Stock		Additional	Treasury Stock		Accumulated
	Shares	Amount	Paid-In Capital	Shares	Amount	Deficit	Total
December 31, 2016	13,546,171	$135,461	$22,930,975	—	$—	$(7,792,257)	$15,274,179
Stock based compensation	5,000	50	200,983	—	—	—	201,033
Surrender of shares for tax withholding on stock compensation	(29,003)	(290)	(155,178)	(33,454)	(133,816)	—	(289,284)
Net loss	—	—	—	—	—	(2,336,243)	(2,336,243)
June 30, 2017 (unaudited)	13,522,168	$135,221	22,976,780	(33,454)	$(133,816)	$(10,128,500)	$12,849,685

See accompanying notes to the unaudited condensed financial statements.

SENSUS HEALTHCARE, INC.
CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2017	2016
Cash Flows From Operating Activities
Net loss	$(2,336,243)	$(349,218)
Adjustments to reconcile net income (loss) to net cash and cash equivalents used in operating activities:
Bad debt expense	175,615	—
Depreciation and amortization	191,523	168,937
Provision for product warranties	141,322	50,496
Stock based compensation	201,033	502,341
(Increase) decrease in:
Accounts receivable	(1,861,733)	(469,242)
Inventories	(267,094)	(107,822)
Prepaid and other current assets	101,339	84,944
Increase (decrease) in:
Accounts payable and accrued expenses	802,727	(87,483)
Deferred revenue	(1,761)	(80,170)
Product warranties	(83,507)	(11,046)
Total Adjustments	(600,536)	50,955
Net Cash Used In Operating Activities	(2,936,779)	(298,263)
Cash Flows from Investing Activities
Acquisition of property and equipment	$(218,931)	$(244,532)
Investment in debt securities - held to maturity	(2,120,632)	—
Investments matured	3,300,000	—
Net Cash Provided By (Used In) Investing Activities	960,437	(244,532)
Cash Flows from Financing Activities
Initial public offering of units	—	12,650,000
Revolving credit facility, net	1,447,970	(422,702)
Exercise of warrants	—	1,132,538
Withholding taxes on stock compensation	(289,285)	—
Offering costs	—	(2,126,560)
Net Cash Provided By Financing Activities	1,158,685	11,233,276
Net Increase (Decrease) in Cash and Cash Equivalents	(817,657)	10,690,481
Cash and Cash Equivalents – Beginning	5,042,477	5,065,068
Cash and Cash Equivalents – Ending	$4,224,820	$15,755,549
Supplemental Disclosure of Cash Flow Information
Interest Paid	$24,415	$16,633
Non Cash Investing and Financing Activities
Reclassification of prepaid offering costs to APIC	$—	$130,629
Transfer of inventory to property and equipment	$—	$67,908
Transfer of property and equipment to inventory	$35,393	$—

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

Basis of Presentation

The accompanying unaudited condensed financial statements in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and the rules and regulations of the U.S. Securities and Exchange Commission, or SEC. Accordingly, they do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America for complete financial statements. The interim financial information is unaudited, but reflects all normal adjustments and accruals which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Form 10-K, filed with the SEC. The results for the six months ended June 30, 2017 are not necessarily indicative of results to be expected for the year ending December 31, 2017, any other interim periods, or any future year or period.

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

Deferred revenue consists of payments from customers for long term separately priced service contracts, sales pending regulatory approval and deposits on products. Deferred revenue as of June 30, 2017 and December 31, 2016 was as follows:

	As of June 30,	As of December 31,
	2017	2016
	(unaudited)
Service contracts	$765,971	$613,374
Sales pending regulatory approval	—	155,517
Deposits on products	83,000	84,907
Total deferred revenue, current portion	$848,971	$853,798
Service contracts, net of current portion	19,317	16,251
Total deferred revenue	$868,288	$870,049

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

Segment and Geographical Information

The Company’s revenue is generated primarily from customers in the United States, which represented approximately 99% and 74% for the three months ended June 30, 2017 and 2016, respectively, and approximately 99% and 61% for the six months ended June 30, 2017 and 2016, respectively. Customers in China accounted for approximately 1% and 24% for the three months ended June 30, 2017 and 2016, respectively, approximately 0% and 22% for the six months ended June 30, 2017 and 2016, respectively. A customer in the US accounted for approximately 52% and 10% of revenues for the three months ended June 30, 2017 and 2016, respectively, and approximately 52% and 6% for the six months ended June 30, 2017 and 2016, respectively, and 59% and 39% of the accounts receivable as of June 30, 2017 and December 31, 2016, respectively.

Cash and Cash Equivalents

The Company maintains its cash and cash equivalents with financial institutions which balances exceed the federally insured limits. Federally insured limits are $250,000 for deposits. As of June 30, 2017, and December 31, 2016, the Company had approximately $4,078,000 and $4,792,000, respectively in excess of federally insured limits.

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

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Market Value
Short Term:
Corporate bonds	$6,462,369	$167	$7,243	$6,455,293
United States Treasury bonds	—	—	—	—
Total Short Term:	6,462,369	167	7,243	6,455,293

Long Term:
United States Treasury bonds	502,063	—	1,174	500,890
Corporate bonds	601,710		2,618	599,091
Total Long Term:	1,103,773	—	3,792	1,099,981

Total Investments December 31, 2016	$7,566,142	$167	$11,035	$7,555,274

Short Term:
Corporate bonds	$4,883,953	$—	$3,169	$4,880,784
United States Treasury bonds	1,502,821	—	2,476	1,500,345
Total Short Term:	6,386,774	—	5,645	6,381,129

Long Term:
United States Treasury bonds	—	—	—	—
Corporate bonds	—		—	—
Total Long Term:	—	—	—	—

Total Investments June 30, 2017 (unaudited)	$6,386,774	$—	$5,645	$6,381,129

Accounts Receivable

The Company does business and extends credit based on an evaluation of each customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The allowance for doubtful accounts was approximately $0 and $29,000 as of June 30, 2017 and December 31, 2016, respectively. Bad debt expense for the three months ended June 30, 2017 and 2016 was approximately $14,000 and $9,000, respectively, and for the six months ended June 30, 2017 and 2016 was approximately $176,000 and $9,000, respectively.

Inventories

Inventories consist of finished product and components and are stated at the lower of cost and net realizable value, determined using the first-in-first-out method.

Earnings Per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period using the treasury stock method for options and warrants. The diluted net income per share is computed by giving effect to all potential dilutive common share equivalents outstanding for the period. In periods when the Company has incurred a net loss, options and warrants to purchase common shares are considered common share equivalents but have been excluded from the calculation of diluted net loss per share as their effect is antidilutive. Shares excluded were computed under the treasury stock method as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Warrants	—	23,443	—	23,443
Shares	14,526	54,205	14,526	54,205

Advertising Costs

Advertising and promotion expenses are charged to expense as incurred. Advertising and promotion expense included in selling expense in the accompanying statements of operations amounted to approximately $324,000 and $287,000 for the three months ended June 30, 2017 and 2016, respectively, and $1,057,000 and $519,000 for the six months ended June 30, 2017 and 2016, respectively.

Recently issued accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. In April 2016, the FASB also issued ASU 2016-10, Identifying Performance Obligations and Licensing, implementation guidance on principal versus agent, identifying performance obligations, and licensing. ASU 2016-10 is effective for reporting periods beginning after December 15, 2017. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. For Sensus the ASU is effective January 1, 2018. The Company is continuing to evaluate the standards’ impact on the results of operations and financial condition. The Company has conducted initial analyses and is currently completing detailed contract reviews to determine if any adjustments are necessary to the existing accounting policies and to support the evaluation of the standards’ impact to the results of operations and financial condition. For the majority of the Company’s revenue arrangements, no significant impacts are expected as these transactions are not accounted for under industry-specific guidance that will be superseded by the ASU, and generally consist of obligations to transfer goods and services. The Company currently anticipates utilizing the modified retrospective method of adoption on January 1, 2018.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 1, 2018, including interim periods within those fiscal years, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption of the amendments in the update is permitted. The Company is currently evaluating the effect this standard will have on its financial statements.

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

Note 2 — Property and Equipment

	As of June 30,	As of December 31,	Estimated
	2017	2016	Useful Lives
	(unaudited)
Operations and rental equipment	$766,814	$630,886	3 years
Tradeshow and demo equipment	294,476	294,475	3 years
Computer equipment	125,132	95,218	3 years
	1,186,420	1,020,579
Less accumulated depreciation	(712,804)	(587,171)
Property and Equipment, Net	$473,616	$433,408

Depreciation expense was approximately $73,000 and $60,000, for the three months ended June 30, 2017 and 2016, respectively, and approximately $143,000 and $121,000, for the six months ended June 30, 2017 and 2016, respectively.

Note 3 — Patent Rights

	As of June 30,	As of December 31,
	2017	2016
	(unaudited)
Gross carrying amount	$1,253,018	$1,253,018
Less accumulated amortization	(674,702)	(626,509)
Patent Rights, Net	$578,316	$626,509

Amortization expense was approximately $24,000 for the three months ended June 30, 2017 and 2016, and approximately $48,000 for the six months ended June 30, 2017 and 2016. As of June 30, 2017, future remaining amortization expense is as follows:

For the Year Ending December 31,
2017 (July 1 — December 31, 2017)	$48,192
2018	96,386
2019	96,386
2020	96,386
2021	96,386
Thereafter	144,580
Total	$578,316

Note 4 — Revolving Credit Facility

On March 12, 2013, the Company entered into a two-year $3 million revolving credit facility. The credit facility was amended and extended effective March 12, 2015 through May 12, 2017. The maximum borrowing was reduced to $1,500,000 and was limited by the Company’s eligible borrowing base of 80% of eligible accounts receivable. On September 21, 2016, a second amendment to the credit facility extended the facility through September 21, 2017, increased the maximum borrowing to $2,000,000 and expanded the eligible accounts receivables to include certain international receivables. The Company was not in compliance in April and May 2017 with one of its financial covenants. On June 27, 2017, the covenant defaults were waived and the agreement was amended to modify the financial covenants effective June 2017.

Interest, at Prime plus 0.75% (5.00% at June 30, 2017), is payable monthly with outstanding principal and interest due on the maturity date. The facility is secured by all of the Company’s assets and limits the amount of additional indebtedness, restricts the sale, disposition or transfer of assets of the Company and requires the maintenance of a certain monthly adjusted quick ratio restrictive covenant, as defined in the agreement. Approximately $1,450,000 was outstanding under the revolving credit facility at June 30, 2017 and $0 at December 31, 2016. The Company pays commitment fees of 0.25% per annum on the average unused portion of the line of credit.

Note 5 — Product Warranties

Changes in product warranty liability were as follows for the six months ended June 30, 2017 (unaudited).:

Balance, beginning of period	$40,481
Warranties accrued during the period	141,322
Payments on warranty claims	(83,507)
Balance, end of period	$98,296

Note 6 — Commitment and Contingencies

Operating Lease Agreements

In July 2016, the Company renewed a lease with an unrelated third party for its headquarters office. The renewal was effective September 1, 2016 and expanded the office space being occupied. The lease expires in September 2022 and lease payments increase by 3% annually. Future minimum lease payments as of June 30, 2017 (unaudited) are as follows:

Year

2017 (July 1 — December 31, 2017)	$93,000
2018	190,000
2019	196,000
2020	202,000
2021	208,000
Thereafter	160,000
Total	$1,049,000

Rental expense for the three months ended June 30, 2017 and 2016 was approximately $46,000 and $25,000, respectively, and for the six months ended June 30, 2017 and 2016 was approximately $92,000 and $85,000, respectively.

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

Purchases from this manufacturer totaled approximately $217,000 and $1,103,000 for the three months ended June 30, 2017 and 2016, respectively, and approximately $1,492,000 and $2,279,000 for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, and December 31, 2016 approximately $605,000 and $563,000, respectively, was due to this manufacturer, which is presented in accounts payable and accrued expenses in the accompanying balance sheets.

Legal contingencies

The Company is party to certain legal proceedings in the ordinary course of business. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and related contingencies. The Company does not believe that any legal proceedings are likely to have a material effect on the business, financial condition, or results of operations.

Note 7 — Stockholders’ Equity

The Company has authorized 50,000,000 shares of common stock, of which 13,522,168 were issued and 13,488,714 outstanding at June 30, 2017; 13,546,171 shares were issued and outstanding as of December 31, 2016, respectively.

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

The following table summarizes the Company’s warrant activity:

	Common Unit Warrants
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding – December 31, 2016	2,524,376	$6.67	2.50
Granted	—	—	—
Exercised	—	—	—
Cancelled (forfeited)	—	—	—
Outstanding – June 30, 2017	2,524,376	$6.67	2.01
Exercisable – June 30, 2017	2,524,376	$6.67	2.01

The intrinsic value of the common stock warrants was approximately $0 as of June 30, 2017, and $114,000 as of December 31, 2016.

2016 and 2017 equity incentive Plans

The Company has limited the aggregate number of shares of common stock to be awarded under the 2016 Equity Incentive Plan to 397,473 shares and no more than 397,473 shares of common stock in the aggregate may be granted in connection with incentive stock options. The Company has limited the aggregate number of shares of common stock to be awarded under the 2017 Equity Incentive Plan to 500,000 shares and no more than 500,000 shares of common stock in the aggregate may be granted in connection with incentive stock options. In addition, unless the Compensation Committee specifically determines otherwise, the maximum number of shares available under the 2016 and 2017 Plans and the awards granted under those plans will be subject to appropriate adjustment in the case of any stock dividends, stock splits, recapitalizations, reorganizations, mergers, consolidations, exchanges or other changes in capitalization affecting our common stock.

On June 2, 2016, 307,666 shares of restricted stock were issued to employees and were recorded at the fair value of $5.25 as per the initial offering price. In addition, on January 20, 2017, 10,000 shares of restricted stock were issued to one employee and were recorded at the fair value of $4.99 per share. The shares vest 25% per year over a four-year vesting period and are being recognized as expense on a straight-line basis over the vesting period of the awards. Stock compensation expense of approximately $100,000 and $499,000 was recognized for the three months ended June 30, 2017 and 2016, respectively, and approximately $201,000 and $499,000 was recognized for the six months ended June 30, 2017 and 2016, respectively. Unrecognized stock compensation expense was approximately $1,203,000 as of June 30, 2017, which will be recognized over the remaining vesting period. As of June 30, 2017, 84,807 shares were available to be granted under the 2016 Plan and 500,000 shares were available to be granted under the 2017 Plan.

During the second quarter of 2017, the Company elected to recognize forfeitures as they occur rather than estimating a forfeiture rate for the year. The reduction of stock compensation expense related to the 5,000 shares forfeited for the three months ended in June 30, 2017 was approximately $7,000.

A summary of the restricted stock activity for the six months ended June 30, 2017 is presented as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2016	412,914	$5.04
Granted	10,000	4.99
Vested	(180,914)	4.24
Forfeited	(5,000)	5.25
Unvested balance at June 30, 2017	237,000	$5.64

Treasury Stock

The Company accounts for purchases of treasury stock under the cost method with the cost of such share purchases reflected in treasury stock in the accompanying condensed balance sheet. As of June 30, 2017, the Company had 33,454 treasury shares.

Note 8 — Income Taxes

Book income before taxes was negative for the three and six months ended June 30, 2017. Tax expense for the three and six months ended June 30, 2016 was ($636) and $0, respectively.

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

As of June 30, 2017, the Company has US federal and certain state tax returns subject to examination, beginning with those filed for the year 2013.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the information set forth within the financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and with our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016 (“Annual Report”). The statements in this discussion regarding our expectations of our future performance, liquidity and capital resources, our plans, estimates, beliefs and expectations that involve risks and uncertainties, and other non-historical statements in this discussion, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Please see the Introductory Note and Item 1A. Risk Factors of our Annual Report, as updated in our subsequent quarterly reports filed on Form 10-Q, and in our other filings made from time to time with the SEC after the date of this report.

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

Results of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Revenues	$4,968,165	$3,570,943	$9,322,514	$6,606,147
Cost of Sales	1,553,932	1,250,776	3,053,633	2,353,146
Gross Profit	3,414,233	2,320,167	6,268,881	4,253,001
Operating Expenses
Selling and marketing	2,100,983	1,184,489	4,364,464	2,128,612
General and administrative	919,755	1,070,825	1,962,173	1,756,545
Research and development	1,159,322	413,626	2,294,747	707,030
Total Operating Expenses	4,180,060	2,668,940	8,621,384	4,592,187
Loss From Operations	(765,827)	(348,773)	(2,352,503)	(339,186)
Other Income (Expense)
Interest income	19,491	3,065	40,675	5,820
Interest expense	(17,774)	(6,227)	(24,415)	(15,852)
Other Income (Expense), net	1,717	(3,162)	16,260	(10,032)
Loss Before Income Taxes	(764,110)	(351,935)	(2,336,243)	(349,218)
Provision for income taxes	—	(636)	—	—
Net Loss	$(764,110)	$(351,299)	$(2,336,243)	$(349,218)

Three months ended June 30, 2017 compared to the three months ended June 30, 2016

Revenue. Revenue was $4,968,165 for the three months ended June 30, 2017 compared to $3,570,943 for the three months ended June 30, 2016, an increase of $1,397,222, or 39.1%. The growth in revenue was primarily attributable to an increase in sales of the higher priced SRT-100 Vision product in the current quarter, as well as an increase in number of units sold.

Cost of sales. Cost of sales was $1,553,932 for the three months ended June 30, 2017 compared to $1,250,776 for the three months ended June 30, 2016, an increase of $303,157, or 24.2%. The increase in cost was due to the increase in sales.

Gross profit. Gross profit was $3,414,233 for the three months ended June 30, 2017 compared to $2,320,167 for the three months ended June 30, 2016, an increase of $1,094,066, or 47.2%. Our overall gross profit percentage was 68.7% in the three months ended June 30, 2017 compared to 65.0% in the corresponding period in 2016. The increase in gross margin percentage was primarily due to sales of the higher margin SRT-100 Vision product.

Selling and marketing. Selling and marketing expense was $2,100,983 for the three months ended June 30, 2017 compared to $1,184,489 for the three months ended June 30, 2016, an increase of $916,494, or 77.4%. The increase was primarily attributable to an increase in sales headcount and higher participation in tradeshows and other marketing activities.

General and administrative. General and administrative expense was $919,755 for the three months ended June 30, 2017 compared to $1,070,825 for the three months ended June 30, 2016, a decrease of $151,070, or 14.1%. The net decrease was due primarily to a decrease in stock compensation expense and professional fees, offset by an increase in director and officer insurance premiums and other public company expenses.

Research and development. Research and development expense was $1,159,322 for the three months ended June 30, 2017 compared to $413,626 for the three months ended June 30, 2016, an increase of $745,696, or 180.3%. The increase in research and development spending was primarily attributable to new R&D projects.

Other income (expense). We incur interest expense in connection with our secured credit facility with Silicon Valley Bank and interest income from our investment in held-to-maturity securities.

Income taxes. Book income before taxes was negative for the second quarter of 2017. Tax expense for the second quarter 2016 was a benefit of $636.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016

Revenue. Revenue was $9,322,514 for the six months ended June 30, 2017 compared to $6,606,147 for the six months ended June 30, 2016, an increase of $2,716,368, or 41.1%. The growth in revenue was primarily attributable to an increase in sales of the higher priced SRT-100 Vision product in the current quarter.

Cost of sales. Cost of sales was $3,053,633 for the six months ended June 30, 2017 compared to $2,353,146 for the six months ended June 30, 2016, an increase of $700,487, or 29.8%. The increase in cost was due to the increase in sales.

Gross profit. Gross profit was $6,268,881 for the six months ended June 30, 2017 compared to $4,253,001 for the six months ended June 30, 2016, an increase of $2,015,880, or 47.4%. Our overall gross profit percentage was 67.2% in the six months ended June 30, 2017 compared to 64.4% in the corresponding period in 2016. The increase in gross margin percentage was primarily due to sales of the higher margin SRT-100 Vision product.

Selling and marketing. Selling and marketing expense was $4,364,464 for the six months ended June 30, 2017 compared to $2,128,612 for the six months ended June 30, 2016, an increase of $2,235,852, or 105%. The increase was primarily attributable to an increase in sales headcount and higher participation in tradeshows and other marketing activities.

General and administrative. General and administrative expense was $1,962,173 for the six months ended June 30, 2017 compared to $1,756,545 for the six months ended June 30, 2016, an increase of $205,628, or 11.7%. The net increase was due primarily to an increase in director and officer insurance premiums and other public company expenses, offset by a decrease in stock compensation expense and professional fees.

Research and development. Research and development expense was $2,294,747 for the six months ended June 30, 2017 compared to $707,030 for the six months ended June 30, 2016, an increase of $1,587,718, or 224.6%. The increase in research and development spending was primarily attributable to new R&D projects.

Other income (expense). We incur interest expense in connection with our secured credit facility with Silicon Valley Bank and interest income from our investment in held-to-maturity securities.

Income taxes. Book income before taxes was negative for the first six months of 2017. No tax expense was recorded for the first six months of 2016.

Financial Condition

Our cash, cash equivalent and investment balance decreased from $12.6 million at December 31, 2016 to $10.6 million at June 30, 2017, primarily as a result of the operating loss in the first six months of 2017 and the increase in accounts receivable.

Borrowings under the revolving line of credit as of June 30, 2017 were approximately $1.5M.

Liquidity and Capital Resources

Overview

Our liquidity position and capital requirements may be impacted by a number of factors, including the following:

●	our ability to generate and increase revenue;

●	fluctuations in gross margins, operating expenses and net results; and

●	fluctuations in working capital.

Our primary short-term capital needs, which are subject to change, include expenditures related to:

●	expansion of our sales, marketing and distribution activities; and

●	expansion of our research and development activities.

We regularly evaluate our cash requirements for current operations, commitments, capital requirements and business development transactions, and we may elect to raise additional funds for these purposes in the future.

Cash flows

The following table provides a summary of our cash flows for the periods indicated:

	For the Six Months Ended June 30,
	(unaudited)
	2017	2016
Net Cash Provided by (Used In):
Operating Activities	$(2,936,779)	$(298,263)
Investing Activities	960,437	(244,532)
Financing Activities	1,158,685	11,233,276
Total	$(817,657)	$10,690,481

Cash flows from operating activities

Net cash used in operating activities was $2,936,779 for the six months ended June 30, 2017, consisting of a net loss of $2,336,243 and an increase in net operating assets of $1,310,029, offset by non-cash charges of $709,493. The increase in net operating assets was primarily due to the increase in sales resulting in an increase in accounts receivable as well as an increase in inventory, less a decrease in accounts payable and accrued expenses and a decrease in prepaid and other currents assets as well as deferred revenues. Non-cash charges consisted primarily of bad debts, stock compensation expense and depreciation and amortization. Net cash used in operating activities was $298,263 for the six months ended June 30, 2016, primarily due to the increase in accounts receivable, inventory less a decrease in prepaid and other current assets, account payable and accrued expenses and deferred revenue.

Cash flows from investing activities

Net cash provided by investing activities was $960,437 due to the maturity of debt securities held-to-maturity for $3,300,000, offset by the purchase of debt securities held-to-maturity for $2,120,632 and $218,931 for acquisition of property and equipment during the six months ended June 30, 2017. Cash used in investing activities was $244,532 for the six months ended June 30, 2016 for the acquisition of property and equipment.

Cash flows from financing activities

Net cash provided by financing activities was $1,158,685 during the six months ended June 30, 2017, mostly from the $1,447,970 borrowing from the revolving credit facility. Net cash provided by financing activities was $11,233,276 during the six months ended June 30, 2016, mostly from net proceeds from the initial public offering.

Indebtedness

Silicon Valley Bank Secured Credit Facility

On March 12, 2013, the Company entered into a two-year $3 million revolving credit facility. The credit facility was amended and extended effective March 12, 2015 through May 12, 2017. The maximum borrowing was reduced to $1,500,000 and was limited by the Company’s eligible borrowing base of 80% of eligible accounts receivable. On September 21, 2016, a second amendment to the credit facility extended the facility through September 21, 2017, increased the maximum borrowing to $2,000,000 and expanded the eligible accounts receivables to include certain international receivables. The Company was not in compliance in April and May 2017 with one of its financial covenants. On June 27, 2017, the covenant defaults were waived and the agreement was amended to modify the financial covenants effective June 2017.

Interest, at Prime plus 0.75% (5.00% at June 30, 2017), is payable monthly with outstanding principal and interest due on the maturity date. The facility is secured by all of the Company’s assets and limits the amount of additional indebtedness, restricts the sale, disposition or transfer of assets of the Company and requires the maintenance of a certain monthly adjusted quick ratio restrictive covenant, as defined in the agreement. Approximately $1,450,000 was outstanding under the revolving credit facility at June 30, 2017 and $0 at December 31, 2016. The Company pays commitment fees of 0.25% per annum on the average unused portion of the line of credit.

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

Evaluation of Disclosure Control and Procedures

As of June 30, 2017, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of June 30, 2017, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

(a) Sales of Unregistered Securities

There have been no unregistered sales of securities during the three months ended June 30, 2017.

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

We received total net proceeds from the IPO of approximately $10.5 million after deducting underwriting discounts and commissions of approximately $0.9 million and other offering expenses of approximately $1.4 million. We have used approximately $2.6 million for the payment of dividends to former preferred investors and approximately $3.7 million in operations.

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

(c) Purchases of Equity Securities by The Registrant and Affiliated Purchases.

The table below summarizes the number of shares of our common stock that were withheld to satisfy the tax withholding obligations for restricted stock that vested during the three months ended June 30, 2017.

ISSUER PURCHASES OF EQUITY SECURITIES

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1 – April 30, 2017	—	$—	—	—
May 1 – May 31, 2017	—	—	—	—
June 1 – June 30, 2017	33,454	4.00	—	—
Total	33,454	$4.00	—	—

(1)	The table reflects 33,454 shares of the Company’s common stock that were withheld to satisfy tax withholding obligations for restricted stock that vested during the three month period ended June 30, 2017. These shares are being held as treasury shares.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index, which is presented elsewhere in this document, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSUS HEALTHCARE, INC.

Date: August 4, 2017	/s/ Joseph C. Sardano
Joseph C. Sardano
Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2017	/s/ Arthur Levine
Arthur Levine
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Default Waiver and First Amendment to Second Amended and Restated Loan and Security Agreement, by and between Sensus Healthcare, Inc. and Silicon Valley Bank, dated as of June 27, 2017.

31.1	Certification of Joseph C. Sardano, Chairman and Chief Executive Officer of Sensus Healthcare, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Arthur Levine, Chief Financial Officer of Sensus Healthcare, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Joseph C. Sardano, Chairman and Chief Executive Officer of Sensus Healthcare, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Arthur Levine, Chief Financial Officer of Sensus Healthcare, Inc., Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document