Form 10-Q
period 2017-09-30
Sensus Healthcare, Inc.
filed 2017-11-06
CIK 1494891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

As of October 31, 2017, 13,488,714 shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

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

Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K., as well as:

●	our ability to achieve and sustain profitability;

●	market acceptance of the SRT-100 product line;

●	our ability to successfully commercialize our products, including the SRT-100;

●	our ability to compete effectively in selling our products and services, including responding to technological change and cost containment efforts of our customers;

●	the regulatory requirements applicable to us and our competitors, including any adverse regulatory action taken against us;

●	our need and ability to obtain additional financing in the future, as well as complying with the restrictions our existing revolving credit facility imposes;

●	our ability to expand, manage and maintain our direct sales and marketing organizations;

●	our actual financial results may vary significantly from forecasts and from period to period;

●	our ability to successfully develop new products, improve or enhance existing products or acquire complementary products, technologies, services or businesses;

●	our ability to obtain and maintain intellectual property of sufficient scope to adequately protect our products, including the SRT-100, and our ability to avoid infringing or otherwise violating the intellectual property rights of third parties;

●	market risks regarding consolidation in the healthcare industry;

●	the willingness of healthcare providers to purchase our products if coverage, reimbursement and pricing from third party payors for procedures using our products significantly declines;

●	the level and availability of government and third-party payor reimbursement for clinical procedures using our products;

●	our ability to effectively manage our anticipated growth, including hiring and retaining qualified personnel;

●	our ability to manufacture our products to meet demand;

●	our reliance on third party manufacturers and sole- or single-source suppliers;

●	our ability to reduce the per unit manufacturing cost of the SRT-100;

●	our ability to efficiently manage our manufacturing processes;

●	the regulatory and legal risks, and certain operating risks, that our international operations subject us to;

●	off label use of our products;

●	the fact that product quality issues or product defects may harm our business;

●	the accuracy of our financial statements and accounting estimates, including allowances for accounts receivable and inventory obsolescence;

●	any product liability claims;

●	limited trading in our shares and the concentration of ownership of our shares;

●	cyberattacks and other data breaches and the adverse effect on our reputation;

●	new legislation, administrative rules, or executive orders, including those that impact taxes and international trade regulation;

●	the provisions in our certificate of incorporation, bylaws, or Delaware law that discourage takeovers or that limit certain disputes to be brought exclusively in the Delaware Court of Chancery;

●	geographic concentration of our customers in the U.S. and China; and

●	our ability to manage the risk of the foregoing.

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

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS

SENSUS HEALTHCARE, INC.
CONDENSED BALANCE SHEETS

	As of September 30,	As of December 31,
	2017	2016
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$6,838,527	$5,042,477
Accounts receivable, net	5,069,882	3,098,635
Inventories	1,728,598	1,254,915
Investment in debt securities	3,014,507	6,462,369
Prepaid and other current assets	476,222	900,722
Total Current Assets	17,127,736	16,759,118
Property and Equipment, Net	416,133	433,408
Patent Rights, Net	554,219	626,509
Investment in Debt Securities	—	1,103,773
Deposits	24,272	24,272
Total Assets	$18,122,360	$18,947,080
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$3,727,207	$2,762,371
Product warranties	110,480	40,481
Revolving credit facility	1,625,970	—
Deferred revenue, current portion	658,442	853,798
Total Current Liabilities	6,122,099	3,656,650
Deferred Revenue, Net of Current Portion	13,833	16,251
Total Liabilities	6,135,932	3,672,901
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, 5,000,000 shares authorized and none issued and outstanding	—	—
Common stock, $0.01 par value – 50,000,000 authorized; 13,522,168 issued and 13,488,714 outstanding at September 30, 2017; 13,546,171 issued and outstanding at December 31, 2016	135,221	135,461
Additional paid-in capital	23,079,210	22,930,975
Treasury stock, 33,454 and 0 shares at cost, at September 30, 2017 and December 31, 2016, respectively	(133,816)	—
Accumulated deficit	(11,094,187)	(7,792,257)
Total Stockholders’ Equity	11,986,428	15,274,179
Total Liabilities and Stockholders’ Equity	$18,122,360	$18,947,080

See accompanying notes to the unaudited condensed financial statements.

SENSUS HEALTHCARE, INC.
CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues	$4,795,616	$3,327,830	$14,118,130	$9,933,977
Cost of Sales	1,577,715	1,076,821	4,631,263	3,429,967
Gross Profit	3,217,901	2,251,009	9,486,867	6,504,010
Operating Expenses
Selling and marketing	1,844,199	1,115,752	6,211,124	3,244,364
General and administrative	837,972	789,718	2,798,198	2,546,262
Research and development	1,501,157	389,759	3,795,477	1,096,789
Total Operating Expenses	4,183,328	2,295,229	12,804,799	6,887,415
Loss From Operations	(965,427)	(44,220)	(3,317,932)	(383,405)
Other Income (Expense)
Interest income	18,642	14,778	59,318	20,598
Interest expense	(18,902)	(972)	(43,316)	(16,825)
Other Income (Expense), net	(260)	13,806	16,002	3,773
Net Loss	$(965,687)	$(30,414)	$(3,301,930)	$(379,632)
Net Loss per share – basic and diluted	$(0.07)	$(0.00)	$(0.25)	$(0.03)
Weighted average number of shares used in computing net loss per share – basic and diluted	13,251,714	13,236,724	13,231,398	11,622,134

See accompanying notes to the unaudited condensed financial statements.

SENSUS HEALTHCARE, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(unaudited)

	Common Stock		Additional	Treasury Stock		Accumulated
	Shares	Amount	Paid-In Capital	Shares	Amount	Deficit	Total
December 31, 2016	13,546,171	$135,461	$22,930,975	—	$—	$(7,792,257)	$15,274,179
Stock based compensation	5,000	50	303,415	—	—	—	303,465
Surrender of shares for tax withholding on stock compensation	(29,003)	(290)	(155,180)	(33,454)	(133,816)	—	(289,286)
Net loss	—	—	—	—	—	(3,301,930)	(3,301,930)
September 30, 2017 (unaudited)	13,522,168	$135,221	23,079,210	(33,454)	$(133,816)	$(11,094,187)	$11,986,428

See accompanying notes to the unaudited condensed financial statements.

SENSUS HEALTHCARE, INC.
CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Cash Flows From Operating Activities
Net loss	$(3,301,930)	$(379,632)
Adjustments to reconcile net income (loss) to net cash and cash equivalents used in operating activities:
Bad debt expense	175,695	—
Depreciation and amortization	294,906	253,219
Provision for product warranties	174,723	97,990
Stock based compensation	303,465	625,424
Decrease (increase) in:
Accounts receivable	(2,146,942)	(1,855,143)
Inventories	(438,290)	(332,488)
Prepaid and other current assets	424,500	(516,691)
Increase (decrease) in:
Accounts payable and accrued expenses	964,837	(266,452)
Deferred revenue	(197,774)	64,755
Product warranties	(104,725)	(30,652)
Total Adjustments	(549,605)	(1,960,038)
Net Cash Used In Operating Activities	(3,851,535)	(2,339,670)
Cash Flows from Investing Activities
Acquisition of property and equipment	$(240,734)	$(262,437)
Investment in debt securities - held to maturity	(264,365)	(6,577,522)
Investments matured	4,816,000	—
Net Cash Provided By (Used In) Investing Activities	4,310,901	(6,839,959)
Cash Flows from Financing Activities
Initial public offering of units	—	12,650,000
Exercise of warrants	—	1,132,538
Revolving credit facility, net	1,625,970	(422,702)
Withholding taxes on stock compensation	(289,286)	—
Offering costs	—	(2,126,562)
Cash dividends on preferred stock	—	(2,511,024)
Net Cash Provided By Financing Activities	1,336,684	8,722,250
Net Increase (Decrease) in Cash and Cash Equivalents	1,796,050	(457,379)
Cash and Cash Equivalents – Beginning	5,042,477	5,065,068
Cash and Cash Equivalents – Ending	$6,838,527	$4,607,689
Supplemental Disclosure of Cash Flow Information
Interest Paid	$43,316	$18,781
Non Cash Investing and Financing Activities
Reclassification of prepaid offering costs to APIC	$—	$130,629
Transfer of inventory to property and equipment	$35,393	$67,908

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

Basis of Presentation

The accompanying unaudited condensed financial statements in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and the rules and regulations of the U.S. Securities and Exchange Commission, or SEC. Accordingly, they do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America for complete financial statements. The interim financial information is unaudited, but reflects all normal adjustments and accruals which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Form 10-K, filed with the SEC. The results for the nine months ended September 30, 2017 are not necessarily indicative of results to be expected for the year ending December 31, 2017, any other interim periods, or any future year or period.

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

Deferred revenue consists of payments from customers for long term separately priced service contracts, sales pending regulatory approval and deposits on products. Deferred revenue as of September 30, 2017 and December 31, 2016 was as follows:

	As of September 30,	As of December 31,
	2017	2016
	(unaudited)
Service contracts	$632,442	$613,374
Sales pending regulatory approval	—	155,517
Deposits on products	26,000	84,907
Total deferred revenue, current portion	$658,442	$853,798
Service contracts, net of current portion	13,833	16,251
Total deferred revenue	$672,275	$870,049

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

Segment and Geographical Information

The Company’s revenue is generated primarily from customers in the United States, which represented approximately 99% and 100% for the three months ended September 30, 2017 and 2016, respectively, and approximately 99% and 74% for the nine months ended September 30, 2017 and 2016, respectively. A customer in China accounted for approximately 0% and 15% for the nine months ended September 30, 2017 and 2016, respectively. A customer in the U.S. accounted for approximately 69% and 33% of revenues for the three months ended September 30, 2017 and 2016, respectively, and approximately 58% and 15% for the nine months ended September 30, 2017 and 2016, respectively, and 85% and 39% of the accounts receivable as of September 30, 2017 and December 31, 2016, respectively.

Cash and Cash Equivalents

The Company maintains its cash and cash equivalents with financial institutions which balances exceed the federally insured limits. Federally insured limits are $250,000 for deposits. As of September 30, 2017, and December 31, 2016, the Company had approximately $6,673,000 and $4,792,000, respectively in excess of federally insured limits.

For purposes of the statement of cash flows, the Company considers all highly liquid financial instruments with a maturity of three months or less when purchased to be a cash equivalent.

Investments

Short term investments consist of investments which the Company expects to convert into cash within one year and long-term investments after one year. The Company classifies its investments in debt securities at the time of purchase as held-to-maturity and reevaluates such classification on a quarterly basis. Held-to-maturity investments consist of securities that the Company has the intent and ability to retain until maturity. These securities are carried at amortized cost plus accrued interest and consist of the following:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Short Term:
Corporate bonds	$6,462,369	$167	$7,243	$6,455,293
United States Treasury bonds	—	—	—	—
Total Short Term:	6,462,369	167	7,243	6,455,293

Long Term:
United States Treasury bonds	502,063	—	1,174	500,890
Corporate bonds	601,710		2,618	599,091
Total Long Term:	1,103,773	—	3,792	1,099,981

Total Investments December 31, 2016	$7,566,142	$167	$11,035	$7,555,274

Short Term:
Corporate bonds	$1,511,052	$—	$1,043	$1,510,010
United States Treasury bonds	1,503,454	—	1,031	1,502,423
Total Short Term:	3,014,507	—	2,074	3,012,433

Long Term:
United States Treasury bonds	—	—	—	—
Corporate bonds	—		—	—
Total Long Term:	—	—	—	—

Total Investments September 30, 2017 (unaudited)	$3,014,507	$—	$2,074	$3,012,433

Accounts Receivable

The Company does business and extends credit based on an evaluation of each customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The allowance for doubtful accounts was approximately $0 and $29,000 as of September 30, 2017 and December 31, 2016, respectively. Bad debt expense for the three months ended September 30, 2017 and 2016 was approximately $0 and for the nine months ended September 30, 2017 and 2016 was approximately $176,000 and $9,000, respectively.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Warrants	5,851	23,644	5,851	23,644
Shares	9,779	71,142	9,779	71,142

Advertising Costs

Advertising and promotion expenses are charged to expense as incurred. Advertising and promotion expense included in selling expense in the accompanying statements of operations amounted to approximately $185,000 and $168,000 for the three months ended September 30, 2017 and 2016, respectively, and $1,242,000 and $687,000 for the nine months ended September 30, 2017 and 2016, respectively.

Recently issued accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. In April 2016, the FASB also issued ASU 2016-10, Identifying Performance Obligations and Licensing, implementation guidance on principal versus agent, identifying performance obligations, and licensing. ASU 2016-10 is effective for reporting periods beginning after December 15, 2017. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. For the Company, the ASU is effective January 1, 2018. The Company is continuing to evaluate the standards’ impact on the results of operations and financial condition. The Company has conducted initial analyses and is currently completing detailed contract reviews to determine if any adjustments are necessary to the existing accounting policies and to support the evaluation of the standards’ impact to the results of operations and financial condition. For the majority of the Company’s revenue arrangements, no significant impacts are expected as these transactions are not accounted for under industry-specific guidance that will be superseded by the ASU, and generally consist of obligations to transfer goods and services. The Company currently anticipates utilizing the modified retrospective method of adoption on January 1, 2018.

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

Note 2 — Property and Equipment

	As of September 30,	As of December 31,	Estimated
	2017	2016	Useful Lives
	(unaudited)
Operations and rental equipment	$730,095	$630,886	3 years
Tradeshow and demo equipment	294,474	294,475	3 years
Computer equipment	139,549	95,218	3 years
	1,164,118	1,020,579
Less accumulated depreciation	(747,985)	(587,171)
Property and Equipment, Net	$416,133	$433,408

Depreciation expense was approximately $79,000 and $60,000, for the three months ended September 30, 2017 and 2016, respectively, and approximately $223,000 and $181,000, for the nine months ended September 30, 2017 and 2016, respectively. Depreciation on asset disposal was approximately $44,000 for the three months ended September 30, 2017 and $62,000 for the nine months ended September 30, 2017.

Note 3 — Patent Rights

	As of September 30,	As of December 31,
	2017	2016
	(unaudited)
Gross carrying amount	$1,253,018	$1,253,018
Less accumulated amortization	(698,799)	(626,509)
Patent Rights, Net	$554,219	$626,509

Amortization expense was approximately $24,000 for the three months ended September 30, 2017 and 2016, and approximately $72,000 for the nine months ended September 30, 2017 and 2016. As of September 30, 2017, future remaining amortization expense is as follows:

For the Year Ending December 31,
2017 (October 1 — December 31, 2017)	$24,097
2018	96,386
2019	96,386
2020	96,386
2021	96,386
Thereafter	144,578
Total	$554,219

Note 4 — Revolving Credit Facility

On March 12, 2013, the Company entered into a two-year $3 million revolving credit facility. The credit facility was amended and extended effective March 12, 2015 through May 12, 2017. The maximum borrowing was reduced to $1,500,000 and was limited by the Company’s eligible borrowing base of 80% of eligible accounts receivable. On September 21, 2016, a second amendment to the credit facility extended the facility through September 21, 2017, increased the maximum borrowing to $2,000,000 and expanded the eligible accounts receivables to include certain international receivables. The Company was not in compliance in April and May 2017 with one of its financial covenants. On June 27, 2017, the covenant defaults were waived and the agreement was amended to modify the financial covenants effective June 2017. An amendment signed on September 15, 2017 extended the maturity date of the credit line through November 19, 2017.

Interest, at Prime plus 0.75% (5.00% at September 30, 2017), is payable monthly, and the outstanding principal and interest are due on the maturity date. The facility is secured by all of the Company’s assets and limits the amount of additional indebtedness, restricts the sale, disposition or transfer of assets of the Company and requires the maintenance of a certain monthly adjusted quick ratio restrictive covenant, as defined in the agreement. Approximately $1,626,000 was outstanding under the revolving credit facility at September 30, 2017 and $0 at December 31, 2016. The Company pays commitment fees of 0.25% per annum on the average unused portion of the line of credit.

Note 5 — Product Warranties

Changes in product warranty liability were as follows for the nine months ended September 30, 2017 (unaudited).:

Balance, beginning of period	$40,481
Warranties accrued during the period	174,723
Payments on warranty claims	(104,724)
Balance, end of period	$110,480

Note 6 — Commitment and Contingencies

Operating Lease Agreements

In July 2016, the Company renewed its lease with an unrelated third party for its headquarters office. The renewal was effective September 1, 2016 and expanded the office space being occupied. The lease expires in September 2022 and lease payments increase by 3% annually. Future minimum lease payments as of September 30, 2017 are as follows:

Year

2017 (October 1 — December 31, 2017)	$47,000
2018	190,000
2019	196,000
2020	202,000
2021	208,000
Thereafter	160,000
Total	$1,003,000

Rental expense for the three months ended September 30, 2017 and 2016 was approximately $46,000 and $25,000, respectively, and for the nine months ended September 30, 2017 and 2016 was approximately $131,000 and $74,000, respectively.

Manufacturing Agreement

In July 2010, the Company entered into a three-year contract manufacturing agreement with an unrelated third party for the production and manufacture of the Company’s main product in accordance with the Company’s product specifications. The agreement renews for successive years unless either party notifies the other party in writing, at least 60 days prior to the anniversary date of this agreement that it will not renew the agreement. The Company or the manufacturer has the option to terminate the agreement with 90 days written notice. Any change in the relationship with the manufacturer could have an adverse effect on the Company’s business.

Purchases from this manufacturer totaled approximately $1,582,000 and $713,000 for the three months ended September 30, 2017 and 2016, respectively, and approximately $3,074,000 and $2,298,000 for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, and December 31, 2016 approximately $658,000 and $566,000, respectively, was due to this manufacturer, which is presented in accounts payable and accrued expenses in the accompanying balance sheets.

Legal contingencies

The Company is party to certain legal proceedings in the ordinary course of business. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and related contingencies. The Company does not believe that any legal proceedings are likely to have a material effect on the business, financial condition, or results of operations.

Note 7 — Stockholders’ Equity

The Company has authorized 50,000,000 shares of common stock, of which 13,522,168 were issued and 13,488,714 outstanding at September 30, 2017; 13,546,171 shares were issued and outstanding as of December 31, 2016, respectively.

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

During 2011, the Company offered to a limited number of investors (the “investor members”) preferred membership interests (the “interests”) consisting of (i) cumulative, non-compounded, 8% per annum preferential return, payable annually, if and when such distributions are made by the Company’s board of directors and (ii) participation in the Company’s net profits, net losses and distributions of the Company’s assets pursuant to the operating agreement. The offering raised approximately $6.4 million in gross proceeds ($6.0 million net of offering costs), utilizing a private placement memorandum. As of December 31, 2015, accumulated unpaid preferential distributions were approximately $2,674,000 ($0.87 per share). Preferential distributions no longer accrued after December 31, 2015. In June 2016, after the completion of the IPO, the accumulated unpaid distribution as of December 31, 2015 was payable in cash or shares, at the option of each stockholder with a preferential distribution. On July 15, 2016, the Company accrued dividends in the amount of approximately $2,553,000, representing the amount for which former holders of membership units with a preferred return elected to receive dividends in cash. In addition, 23,138 shares valued at approximately $122,000 of common stock were issued to those that elected to receive the dividends in shares.

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

The following table summarizes the Company’s warrant activity:

	Common Unit Warrants
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding – December 31, 2016	2,524,376	$6.67	2.50
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding – September 30, 2017	2,524,376	$6.67	1.76
Exercisable – September 30, 2017	2,524,376	$6.67	1.76

The intrinsic value of the common stock warrants was approximately $29,000 as of September 30, 2017, and $114,000 as of December 31, 2016.

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

On June 2, 2016, 307,666 shares of restricted stock were issued to employees and were recorded at the fair value of $5.25 as per the initial offering price. In addition, on January 20, 2017, 10,000 shares of restricted stock were issued to one employee and were recorded at the fair value of $4.99 per share. The shares vest 25% per year over a four-year vesting period and are being recognized as expense on a straight-line basis over the vesting period of the awards. Stock compensation expense of approximately $102,000 and $101,000 was recognized for the three months ended September 30, 2017 and 2016, respectively, and approximately $303,000 and $135,000 was recognized for the nine months ended September 30, 2017 and 2016, respectively. Unrecognized stock compensation expense was approximately $1,101,000 as of September 30, 2017, which will be recognized over the remaining vesting period. As of September 30, 2017, 84,807 shares were available to be granted under the 2016 Plan and 500,000 shares were available to be granted under the 2017 Plan.

The Company recognizes forfeitures as they occur rather than estimating a forfeiture rate. The reduction of stock compensation expense related to the 5,000 shares forfeited for the three and nine months ended in September 30, 2017 was approximately $0 and $7,000.

A summary of the restricted stock activity for the nine months ended September 30, 2017 is presented as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2016	412,914	$5.04
Granted	10,000	4.99
Vested	(180,914)	4.24
Forfeited	(5,000)	5.25
Unvested balance at September 30, 2017	237,000	$5.64

Treasury Stock

The Company accounts for purchases of treasury stock under the cost method with the cost of such share purchases reflected in treasury stock in the accompanying condensed balance sheet. As of September 30, 2017, the Company had 33,454 treasury shares.

Note 8 — Income Taxes

Book income before taxes was negative for the three and nine months ended September 30, 2017. Tax expense for the three and nine months ended September 30, 2017 was $0.

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

As of September 30, 2017, the Company has US federal and certain state tax returns subject to examination, beginning with those filed for the year 2013.

Note 9 — Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued for potential recognition or disclosure. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On October 31, 2017, the Company amended its revolving credit facility to extend the maturity to October 31, 2019. The availability under the amended facility will equal the lesser of the $5 million commitment amount or the borrowing base plus the $2.5 million non-formula sublimit. The borrowing base consists of 80% of eligible accounts receivable, as defined in the agreement. Interest at Prime plus 0.75% (Prime plus 1.50% on non-formula borrowings) is payable monthly, and the outstanding principal and interest are due on the maturity date. The facility is secured by all of the Company’s assets and limits the amount of additional indebtedness, restricts the sale, disposition or transfer of assets of the Company and requires the maintenance of a certain monthly adjusted quick ratio restrictive covenant, as defined in the agreement. The Company will pay commitment fees of 0.25% per annum on the average unused portion of the line of credit.

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

Results of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues	$4,795,616	$3,327,830	$14,118,130	$9,933,977
Cost of Sales	1,577,715	1,076,821	4,631,263	3,429,967
Gross Profit	3,217,901	2,251,009	9,486,867	6,504,010
Operating Expenses
Selling and marketing	1,844,199	1,115,752	6,211,124	3,244,364
General and administrative	837,972	789,718	2,798,198	2,546,262
Research and development	1,501,157	389,759	3,795,477	1,096,789
Total Operating Expenses	4,183,328	2,295,229	12,804,799	6,887,415
Loss From Operations	(965,427)	(44,220)	(3,317,932)	(383,405)
Other Income (Expense)
Interest income	18,642	14,778	59,318	20,598
Interest expense	(18,902)	(972)	(43,316)	(16,825)
Other Income (Expense), net	(260)	13,806	16,002	3,773
Net Loss	$(965,687)	$(30,414)	$(3,301,930)	$(379,632)

Three months ended September 30, 2017 compared to the three months ended September 30, 2016

Revenue. Revenue was $4,795,616 for the three months ended September 30, 2017 compared to $3,327,830 for the three months ended September 30, 2016, an increase of $1,467,785, or 44.1%. The growth in revenue was primarily attributable to an increase in sales of the higher priced SRT-100 Vision product in the current quarter, as well as an increase in the number of units sold.

Cost of sales. Cost of sales was $1,577,715 for the three months ended September 30, 2017 compared to $1,076,821 for the three months ended September 30, 2016, an increase of $500,894, or 46.5%. The increase in cost of sales was due to the increase in sales.

Gross profit. Gross profit was $3,217,901 for the three months ended September 30, 2017 compared to $2,251,009 for the three months ended September 30, 2016, an increase of $966,892, or 43.0%. Our overall gross profit percentage was 67.1% in the three months ended September 30, 2017 compared to 67.6% in the corresponding period in 2016.

Selling and marketing. Selling and marketing expense was $1,844,199 for the three months ended September 30, 2017 compared to $1,115,752 for the three months ended September 30, 2016, an increase of $728,448, or 65.3%. The increase was primarily attributable to an increase in sales headcount and higher participation in tradeshows and other marketing activities.

General and administrative. General and administrative expense was $837,972 for the three months ended September 30, 2017 compared to $789,718 for the three months ended September 30, 2016, an increase of $48,253, or 6.1%. The net increase was primarily due to an increase in professional fees and headcount.

Research and development. Research and development expense was $1,501,157 for the three months ended September 30, 2017 compared to $389,759 for the three months ended September 30, 2016, an increase of $1,111,398, or 285.2%. The increase in research and development spending was primarily attributable to new R&D projects.

Other income (expense). We incur interest expense in connection with our secured credit facility with Silicon Valley Bank and earn interest income from our investment in held-to-maturity securities.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Revenue. Revenue was $14,118,130 for the nine months ended September 30, 2017 compared to $9,933,977 for the nine months ended September 30, 2016, an increase of $4,184,153, or 42.1%. The growth in revenue was primarily attributable to an increase in sales of the higher priced SRT-100 Vision product.

Cost of sales. Cost of sales was $4,631,263 for the nine months ended September 30, 2017 compared to $3,429,967 for the nine months ended September 30, 2016, an increase of $1,201,296, or 35.0%. The increase in cost of sales was due to the increase in sales.

Gross profit. Gross profit was $9,486,867 for the nine months ended September 30, 2017 compared to $6,504,010 for the nine months ended September 30, 2016, an increase of $2,982,857, or 45.9%. Our overall gross profit percentage was 67.2% in the nine months ended September 30, 2017 compared to 65.5% in the corresponding period in 2016. The increase in gross margin percentage was primarily due to increased sales of the higher margin SRT-100 Vision product.

Selling and marketing. Selling and marketing expense was $6,211,124 for the nine months ended September 30, 2017 compared to $3,244,364 for the nine months ended September 30, 2016, an increase of $2,966,760, or 91.4%. The increase was primarily attributable to an increase in sales headcount and higher participation in tradeshows and other marketing activities.

General and administrative. General and administrative expense was $2,798,198 for the nine months ended September 30, 2017 compared to $2,546,262 for the nine months ended September 30, 2016, an increase of $251,936, or 9.9%. The net increase was primarily due to an increase in headcount, director and officer insurance premiums and other public company expenses, partially offset by a decrease in stock compensation expense and professional fees.

Research and development. Research and development expense was $3,795,477 for the nine months ended September 30, 2017 compared to $1,096,789 for the nine months ended September 30, 2016, an increase of $2,698,688, or 246.1%. The increase in research and development spending was primarily attributable to new R&D projects.

Other income (expense). We incur interest expense in connection with our secured credit facility with Silicon Valley Bank and earn interest income from our investment in held-to-maturity securities.

Financial Condition

Our cash, cash equivalent and investment balance decreased from $12.6 million at December 31, 2016 to $9.9 million at September 30, 2017, primarily as a result of the operating loss of $3.3 million during the first nine months of 2017.

Borrowings under the revolving line of credit as of September 30, 2017 were approximately $1.6 million.

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

Cash flows

The following table provides a summary of our cash flows for the periods indicated:

	For the Nine Months Ended September 30,
	(unaudited)
	2017	2016
Net Cash Provided by (Used In):
Operating Activities	$(3,851,535)	$(2,339,670)
Investing Activities	4,310,901	(6,839,959)
Financing Activities	1,336,684	8,722,250
Total	$1,796,050	$(457,379)

Cash flows from operating activities

Net cash used in operating activities was $3,851,535 for the nine months ended September 30, 2017, consisting of a net loss of $3,301,930 and an increase in net operating assets of $1,498,394, partially offset by non-cash charges of $948,789. The increase in net operating assets was primarily due to the increase in sales resulting in an increase in accounts receivable as well as an increase in inventory and a decrease in deferred revenues, less a decrease in prepaid and other currents assets as well as an increase in account payables and accrued expenses. Non-cash charges consisted of stock compensation expense, depreciation and amortization, bad debts and warranty provision. Net cash used in operating activities was $2,339,670 for the nine months ended September 30, 2016, primarily due to the increase in accounts receivable as well as an increase in prepaid expenses.

Cash flows from investing activities

Net cash provided by investing activities was $4,310,901 due to the maturity of debt securities held-to-maturity for $4,816,000, offset by the purchase of debt securities held-to-maturity for $264,365 and $240,734 for acquisition of property and equipment during the nine months ended September 30, 2017. Cash used in investing activities was $6,839,959 for the nine months ended September 30, 2016 due to the purchase of debt securities held-to-maturity for $6,577,522 and $262,437 for acquisition of property and equipment.

Cash flows from financing activities

Net cash provided by financing activities was $1,336,684 during the nine months ended September 30, 2017, mostly from the $1,625,970 borrowing from our revolving credit facility. Net cash provided by financing activities was $8,722,250 during the nine months ended September 30, 2016, of which $10,523,438 was the net proceeds from our initial public offering, $1,132,538 from the exercise of warrants, less $2,511,024 used for the payment of dividends to former preferred investors and $422,702 used for the repayment of outstanding borrowing under the line of credit.

Indebtedness

Silicon Valley Bank Secured Credit Facility

On March 12, 2013, we entered into a two-year $3 million revolving credit facility. The credit facility was amended and extended effective March 12, 2015 through May 12, 2017. The maximum borrowing was reduced to $1,500,000 and was limited by our eligible borrowing base of 80% of eligible accounts receivable. On September 21, 2016, we entered into a second amendment to the credit facility, which extended the facility through September 21, 2017, increased the maximum borrowing to $2,000,000 and expanded the eligible accounts receivables to include certain international receivables. We were not in compliance in April and May 2017 with one of our financial covenants. On June 27, 2017, the covenant defaults were waived and the agreement was amended to modify the financial covenants effective June 2017. An amendment signed on September 15, 2017 extended the maturity date of the credit line through November 19, 2017.

Interest, at Prime plus 0.75% (5.00% at September 30, 2017), is payable monthly, and the outstanding principal and interest are due on the maturity date. The facility is secured by all of our assets and limits the amount of additional indebtedness, restricts the sale, disposition or transfer of our assets and requires the maintenance of a certain monthly adjusted quick ratio restrictive covenant, as defined in the agreement. Approximately $1,626,000 was outstanding under the revolving credit facility at September 30, 2017 and $0 at December 31, 2016. We pay commitment fees of 0.25% per annum on the average unused portion of the line of credit.

On October 31, 2017, we amended our revolving credit facility to extend the maturity to October 31, 2019. The availability under the amended facility will equal the lesser of the $5 million commitment amount or the borrowing base plus the $2.5 million non-formula sublimit. The borrowing base consists of 80% of eligible accounts receivable, as defined in the agreement. Interest at Prime plus 0.75% (Prime plus 1.50% on non-formula borrowings) is payable monthly, and the outstanding principal and interest are due on the maturity date. The facility is secured by all of our assets and limits the amount of additional indebtedness, restricts the sale, disposition or transfer of our assets and requires the maintenance of a certain monthly adjusted quick ratio restrictive covenant, as defined in the agreement. We will pay commitment fees of 0.25% per annum on the average unused portion of the line of credit.

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

Evaluation of Disclosure Control and Procedures

As of September 30, 2017, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of September 30, 2017, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

(a) Sales of Unregistered Securities

There have been no unregistered sales of securities during the three months ended September 30, 2017.

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

We received total net proceeds from the IPO of approximately $10.5 million after deducting underwriting discounts and commissions of approximately $0.9 million and other offering expenses of approximately $1.4 million. We have used approximately $2.6 million for the payment of dividends to former preferred investors and approximately $4.6 million to fund our operations.

The remaining proceeds from the IPO have been invested in highly liquid money market funds and debt securities with maturities of 12 months or less. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on June 2, 2016.

(c) Purchases of Equity Securities by The Registrant and Affiliated Purchases.

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

On October 31, 2017, we entered into the Third Amendment to Second Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Silicon Valley Bank. The Amended Loan Agreement increases the existing credit facility from $2 million to an amount equal to the lesser of $5 million or the borrowing base plus the $2.5 million non-formula sublimit (as those terms are defined in the Amended Loan Agreement). In addition, the maturity date was extended until October 31, 2019. Interest accrues at the prime rate plus 0.75% (prime plus 1.50% on non-formula borrowings) and is payable monthly. The facility is secured by all of our assets and limits the amount of additional indebtedness, restricts the sale, disposition or transfer of our assets and requires the maintenance of a certain monthly adjusted quick ratio restrictive covenant(as defined in the Amended Loan Agreement). We will pay commitment fees of 0.25% per annum on the average unused portion of the facility.

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

SENSUS HEALTHCARE, INC.

Date: November 6, 2017	/s/ Joseph C. Sardano
Joseph C. Sardano
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2017	/s/ Arthur Levine
Arthur Levine
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Second Amendment to Second Amended and Restated Loan and Security Agreement, dated as of September 15, 2017

10.2*	Third Amendment to Second Amended and Restated Loan and Security Agreement, dated as of October 31, 2017

31.1	Certification of Joseph C. Sardano, Chairman and Chief Executive Officer of Sensus Healthcare, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Arthur Levine, Chief Financial Officer of Sensus Healthcare, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Joseph C. Sardano, Chairman and Chief Executive Officer of Sensus Healthcare, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Arthur Levine, Chief Financial Officer of Sensus Healthcare, Inc., Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Confidential information has been omitted and filed separately with the Securities Exchange Commission. Confidential treatment has been requested with respect to this omitted information.