Form 10-K
period 2017-12-31
Sensus Healthcare, Inc.
filed 2018-02-15
CIK 1494891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

Commission File Number: 001-37714

Sensus Healthcare, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-1647271
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

851 Broken Sound Pkwy., NW #215, Boca Raton, Florida	33487
(Address of principal executive office)	(Zip Code)

(561) 922-5808

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	Nasdaq Stock Market, LLC
Warrants to Purchase Common Stock (expiring June 2, 2019)	Nasdaq Stock Market, LLC

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2018
Common Stock, $0.01 par value per share	13,538,714

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the Annual Meeting of Stockholders to be held on June 8, 2018, are incorporated by reference in Part III.

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

Overview

Sensus Healthcare, LLC, a Delaware limited liability company (the “Company”), was formed on May 7, 2010, to design, manufacture and market proprietary medical devices specializing in the treatment of non-melanoma skin cancers and other skin conditions, such as keloids, with superficial radiation therapy. In June 2010, Sensus Healthcare, LLC, a Florida limited liability company (“Sensus (FL)”), acquired all the assets associated with our primary product, the SRT-100, from Topex, Inc. for $1.3 million. Following this acquisition, we relaunched the SRT-100 under the Sensus Healthcare brand. In December 2011, we merged with Sensus (FL), with the Delaware limited liability company surviving the merger for the purpose of changing our domicile from Florida to Delaware. On January 1, 2016, Sensus Healthcare, LLC converted into a Delaware corporation pursuant to a statutory conversion and we changed our name to Sensus Healthcare, Inc. As a result of the corporate conversion, all holders of units of Sensus Healthcare, LLC became holders of common stock of Sensus Healthcare, Inc. Holders of warrants and options to purchase units of Sensus Healthcare, LLC became holders of warrants and options to purchase common stock of Sensus Healthcare, Inc., respectively.

The SRT-100 is a photon x-ray low energy superficial radiotherapy system that provides patients an alternative to surgery for treating non-melanoma skin cancers, including basal cell and squamous cell skin cancers and other skin conditions such as keloids. The SRT-100 is especially effective in treating primary lesions that would otherwise be difficult or require extensive surgery involving sensitive areas of the head and neck regions, such as the fold in the nose, eyelids, lips, corner of the mouth, and the lining of the ear, that would otherwise lead to a less than desirable cosmetic outcome. Superficial radiation therapy treatment procedures do not require the use of anesthetics and eliminates the need for skin grafting. We believe that the SRT-100 provides healthcare providers and patients with a safe, virtually painless, and substantially non-scarring treatment option for non-melanoma skin cancer and other skin conditions, such as keloids. It allows dermatologists to retain non-melanoma skin cancer patients, rather than referring them to specialists, while offering radiation oncologists an alternative to costly linear accelerator–based treatments with a process that is less invasive, more time-efficient, and improves practice economics. Our revenue is primarily derived from sales of our SRT-100 product line.

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

Our Products and Services

SRT-100

We offer the SRT-100 product family, which we anticipate will be complemented by additional models and options in the future. Our technology is based on several key needs and requirements, including the need for a dedicated and cost-effective device for the treatment of skin cancer, keloids, and other skin conditions. The SRT-100 provides the following clinical and functional advantages:

▪	Easy touch automatic set-up procedure, including automatic x-ray tube warm-up procedures;

▪	Specially designed control console for medical physicists and service technicians which provides integrated safety and back-up timer controls, automatic system conditioning procedures, calibration, x-ray output verification and system parameters including last treatment status information;

▪	Advanced patient record management with integrated enterprise workflow management;

▪	Compact mobile design with a small 30” x 30” footprint and unique scissor x-ray tube arm movements providing a large range of motion for patient access and treatment; and

▪	High reliability and MTBF (mean time between failures) performance that assure availability for the patients and practitioners and lower the total cost of ownership.

SRT-100 Vision

The SRT-100 Vision provides customers with additional options compared to the SRT-100 base model. These additional options allow for dedicated treatment planning and full treatment progression documentation in a patient’s record. The SRT-100 Vision provides the user with a unique superficial radiation therapy-tailored treatment planning application that integrates the embedded high frequency ultrasound imaging module, volumetric tumor analysis, beam margins planning, and comprehensive dosimetry parameters. This allows the user to precisely and more accurately plan and prescribe the patient-specific treatment course to maximize patient outcomes and workflow efficiency. The SRT-100 Vision also offers a comprehensive control console and workflow management that provides full record and treatment tracing, operator-level access and functional control, audio-visual patient and treated lesion monitoring, and advanced dosimetry setting and tracing.

Sentinel service program

We offer the Sentinel service program, which provides our customers comprehensive protection for their SRT-100 and SRT-100 Vision systems. The Sentinel service program covers all parts and labor for the period of the contract and one annual preventive maintenance session that includes cooling system maintenance, high voltage loop maintenance, filters and system cleaning, and system touch-ups, should they be required during the preventative maintenance session.

We also provide turnkey pre-and post-sale services that include the following:

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

Competition

The medical device industry is highly competitive, subject to rapid technological change and is significantly affected by new product introductions and market activities of other participants. Our currently marketed products, and any future products we commercialize, will compete against healthcare providers who use traditional surgical treatment options, such as Mohs surgery, as well as medical device companies that offer other treatment options for the conditions our products are designed to treat. As of December 31, 2017, we had three primary medical device company competitors:

▪	Xstrahl Medical (headquartered in the United Kingdom and with U.S. headquarters in Georgia)

▪	Xoft (a subsidiary of iCAD, headquartered in New Hampshire)

▪	Elekta (headquartered in Georgia)

Xstrahl Medical primarily focuses on clinical and research x-ray therapy devices and solutions. We believe most of Xstrahl Medical’s installed base is comprised of higher energy devices located in Europe.

Both Xoft and Elekta offer products that are considered Electronic Brachytherapy (“eBx”) devices. Both eBx products have limited capabilities as to size of lesions that can be treated as well as the energy levels that can be used, and require expensive consumables.

Many of our current and potential competitors have significantly greater financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their products. Our competitors may also have more extensive customer bases and broader customer relationships than we do, including relationships with our potential customers. In addition, many of these companies and healthcare providers have longer operating histories and greater brand recognition than we do. Because of the size of the skin cancer and keloid treatment market and the high growth profile of the segments in which we compete, other companies may dedicate significant resources to developing competing products. Additionally, we may also face competition from smaller companies that have developed or are developing similar technologies for our addressable markets. We believe that the principal competitive factors in our markets include:

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

Sales and Marketing

We focus mainly on two primary markets, private dermatology practices and radiation oncologists in both private and hospital settings. We currently employ a multi-tier sales strategy to optimize geographic coverage and focus on what we perceive to be our key markets. This multi-tier sales model uses a direct sales force (currently 21 people) in the U.S., as well as international dealers and distributors.

Our dermatology market sales are directed by Stephen Cohen, our Executive Vice President, Sales. Our direct sales force for radiation oncology is led by Richard Golin, our Executive Vice President of Sales, Oncology. We plan to continue selling and marketing our products to both the dermatology and radiation oncology markets concurrently.

Dermatology Market

Private dermatology practices in the U.S. represent the point of entry for most non-melanoma skin cancer patients. We believe the SRT-100 offers dermatologists a competitive advantage by allowing them to retain patients for the treatment of non-melanoma skin cancer, rather than referring them out to specialists for Mohs surgery or other radiation procedures. In addition to non-melanoma skin cancers, our FDA-approved indications include, among others, keloids, Kaposi’s Sarcoma, Actinic Keratosis, Metatypic Carcinoma, Cutaneous Appendage Carcinoma and other malignant skin tumors. Our SRT-100 is currently being used by over 70 U.S. dermatology practices in the treatment of keloids. Since our clearance in China in July 2017, it is also being used to treat Keloids in China. We are continuing to drive our research and development to expand our indications into new areas of treatment, including psoriasis.

Radiation Oncology Market

For licensed radiation oncologists in the U.S., we believe the SRT-100 offers a simpler, faster method of treatment with a better overall patient experience. Our SRT-100 system offers oncologists the ability to free up more expensive radiation equipment, such as linear accelerators, for more complex procedures while providing patients with effective, non-invasive treatment options for non-melanoma skin cancer. We are in the process of obtaining FDA clearance for a new device that will treat other cancers.

Other Markets

As of December 31, 2017, we also believe that both plastic and general surgery markets present growth opportunities for our product offerings. With FDA clearance to treat keloids through superficial radiation therapy, plastic surgeons are recognizing the opportunity to be able to provide an effective treatment solution for this benign tumor. Additionally, we believe that plastic surgeons view the non-melanoma skin cancer market as a growth opportunity that can supplement their existing services. We believe there is an opportunity to also provide superficial radiation therapy in a prophylactic manner for various surgical procedures to reduce the formation of keloids. Within the new healthcare reform environment, superficial radiation therapy can provide hospitals and surgery centers with a direct measurable impact on clinical outcomes for certain procedures, including joint replacement procedures, bypass surgery, and OBGYN/C-section procedures, among others.

Global Focus

As of December 31, 2017, we had an installed base of 334 units in 17 countries. Our customer list includes leading cancer centers, dermatology practices, hospitals and plastic surgery clinics, which we believe further validates our targeted marketing approach led by our direct sales teams and our global distribution partners.

Manufacturing and Supply

We currently use a third party located in the U.S. to manufacture our products. In July 2010, we entered into a manufacturing agreement with RbM Services, LLC (“RbM”) pursuant to which RbM agreed to manufacture our SRT-100 products. We pay a fixed price per unit under the terms of this agreement, subject to annual adjustments due to changes in the cost of materials. The initial term of this agreement was three years with successive one-year renewals thereafter. We continue to do business with RbM, although we or RbM may terminate the agreement upon 90 days’ written notice or upon at least 60 days’ notice prior to the end of each additional one-year renewal period. We believe our third party manufacturer meets FDA, International Organization for Standardization, or ISO, and other quality standards. We maintain internal policies, procedures and supplier management processes to ensure that our third party manufacturer is meeting applicable quality standards. To date, we have not experienced any difficulty in locating and obtaining the materials necessary to meet the demand for our products, and we believe manufacturing capacity is sufficient to meet global market demand for our products for the foreseeable future.

We believe this third party manufacturing relationship initially allowed us to work with a supplier that has well-developed specific competencies while minimizing our capital investment, controlling costs and shortening cycle times, all of which we believe allowed us to compete with our competitors. However, we are exploring the possibility of adding other third party manufacturers or bringing certain manufacturing functions in-house, which could include the acquisition of equipment and other fixed assets or the acquisition or lease of a manufacturing facility.

We have a single preferred supplier for the x-ray tubes used in our products. We believe our preferred supplier has a superior product; however, we also believe that the products of alternate suppliers would be adequate for our products. Although we do not have a contractual relationship with our preferred supplier we do not anticipate any material disruptions to our supply of x-ray tubes. We believe that adequate supplies of x-ray tubes are readily accessible from alternate suppliers.

Intellectual Property

We actively seek to protect the intellectual property that we believe is important to our business, including seeking and maintaining patents that cover our products. We also rely on trademarks to build and maintain the integrity of our brand.

We own two issued U.S. patents. Our patents pertain to technology in the specialized field of superficial radiotherapy treatment. The following patents were issued between August 2007 and September 2008 and were assigned to us when we acquired the technology from Topex:

▪	U.S. Patent No. 7,372,940: Radiation therapy system with risk mitigation

▪	U.S. Patent No. 7,263,170: Radiation therapy system featuring rotatable filter assembly

The following patents were issued to us in 2017:

▪	Russia Patent No. 26333322: Hybrid Ultrasound-Guided Superficial Radiotherapy System and Method
▪	China Patent No. ZL201380013491.7: Hybrid Ultrasound-Guided Superficial Radiotherapy System and Method

A total of 14 patent applications are pending and additional patent applications are in process.

As of December 31, 2017, we also owned three U.S. trademark registrations. We currently have other trademark applications that are pending.

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

No patents or trademarks may ever be issued or registered as a result of our pending or future applications for such intellectual property. Even if any such patents or trademarks are ultimately issued or registered, they, or any of our other intellectual property, may not provide us with any meaningful protection or competitive advantage. Our intellectual property could be challenged, invalidated, circumvented, infringed or misappropriated. In addition, third parties have claimed, and in the future may claim, that we, our customers, licensees or other parties indemnified by us are infringing upon their intellectual property rights.

Government Regulation

Our business is subject to extensive federal, state, local and foreign laws and regulations including those relating to the protection of the environment, health and safety. Some of the pertinent laws have not been definitively interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of subjective interpretations. In addition, these laws and their interpretations are subject to change or new laws may be enacted. Both federal and state governmental agencies continue to subject the healthcare industry to intense regulatory scrutiny, including heightened civil and criminal enforcement efforts. We believe that we have structured our business operations and relationships with our customers and suppliers to comply with all applicable legal requirements. However, it is possible that governmental entities or other third parties could interpret these laws differently and assert otherwise. We discuss below the statutes and regulations that are most relevant to our business. For the years ended December 31, 2017 and 2016, we incurred approximately $866,000 and $697,000, respectively, in expenses related to regulatory compliance and quality standards.

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

▪	Class I devices present a low risk and are not life-sustaining or life-supporting. The majority of Class I devices are subject only to “general controls” — e.g., prohibition against adulteration and misbranding, registration and listing, good manufacturing practices, labeling, and adverse event reporting. General controls are baseline requirements that apply to all classes of medical devices.

▪	Class II devices present a moderate risk and are devices for which general controls alone are not sufficient to provide a reasonable assurance of safety and effectiveness. Devices in Class II are subject to both general controls and “special controls” — e.g., special labeling, compliance with industry standards, and postmarket surveillance. Unless exempted, Class II devices typically require FDA clearance before marketing, through the premarket notification (510(k)) process, in accordance with 21 CFR, Part 807 requirements.

▪	Class III devices present the highest risk. These devices generally are life-sustaining, life-supporting, or for a use that is of substantial importance in preventing impairment of human health, or present a potential unreasonable risk of illness or injury. Class III devices are devices for which general controls, by themselves, are insufficient and for which there is insufficient information to establish special controls to provide a reasonable assurance of safety and effectiveness. Class III devices are subject to general controls and typically require approval of a premarket approval application, or PMA, in accordance with 21 CFR, Part 814, before marketing.

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

510(k) pathway

As of December 31, 2017, all of our products were subject to the 510(k) requirement or are exempt from the 510(k) requirement. The 510(k) review process compares a new device to an existing legally marketed device. Through the 510(k) process, the FDA determines whether the new medical device is “substantially equivalent” to the existing legally marketed device (i.e., predicate device) that is not subject to PMA requirements. “Substantial equivalence” means that the proposed new device: (a) has the same intended use as the predicate device; (b) has the same or similar technological characteristics as the predicate device; (c) has supporting information submitted in the 510(k) demonstrates that the proposed device is as safe and effective as the predicate device; and (d) does not raise different questions of safety and effectiveness than the predicate device.

To obtain 510(k) clearance, we must submit a 510(k) application containing sufficient information and data to demonstrate that our proposed device is substantially equivalent to a legally marketed predicate device. This data generally includes non-clinical performance testing (e.g., software validation, bench testing electrical safety testing), but may also include clinical data. Typically, it takes approximately four months for the FDA to complete its review of a 510(k) submission; however, it can take significantly longer and clearance is never assured. During its review of a 510(k), the FDA may request additional information, including clinical data, which may significantly prolong the review process. After completing its review of a 510(k), the FDA may issue an order, in the form of a letter, that finds the device to be either (1) substantially equivalent to the predicate device and states that the device can be marketed in the U.S., or (2) not substantially equivalent to the predicate device and states that device cannot be marketed in the U.S. Depending upon the reasons that the FDA finds the new device to not be substantially equivalent to the predicate device, the device may need to be approved through the PMA pathway (discussed below) prior to commercialization. A new medical device for which there is no substantially equivalent device is automatically designated a Class III device. Depending on the nature of the new device, the manufacturer may request the FDA to make a risk-based determination of the new device and to reclassify it as a Class I or Class II device. This process is referred to as the de novo process. If the FDA agrees, the new device will be reassigned to the appropriate other class. If the FDA does not agree, the manufacturer must submit a PMA prior to commercialization. We have received FDA 510(k) clearances for our SRT-100 and SRT-100 Vision.

After a device receives 510(k) clearance, any modification that could significantly affect the safety or effectiveness of the device, or that would constitute a major change in its intended use, including significant modifications to any of our products, requires a new 510(k) clearance. The FDA relies on each manufacturer to make and document this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. We have made and plan to continue to make minor product enhancements that we believe do not require new 510(k) clearances. However, we expect to confer with the FDA on planned changes that may require a special, abbreviated or traditional 510(k) submission. If the FDA disagrees with our determination regarding whether a new 510(k) clearance was required for these modifications, we may need to cease marketing or recall the modified device. The FDA may also subject us to other enforcement actions, including, but not limited to, issuing a warning letter or untitled letter to us, seizing our products, imposing civil penalties, or initiating criminal prosecution.

Premarket approval pathway

As of December 31, 2017, we did not market any devices that were subject to PMA requirements. Unlike the 510(k) pathway, the PMA approval process requires an independent demonstration of the safety and effectiveness of a device before the device can be commercialized. PMA is the most stringent type of device marketing application required by FDA. PMA approval is based on a determination by FDA that the PMA contains sufficient valid scientific evidence to assure that the device is safe and effective for its intended use. A PMA application generally includes extensive information about the device including the results of clinical testing conducted with the device and a detailed description of the manufacturing process.

After a PMA application is accepted for review, the FDA begins an in-depth review of the submitted information. FDA regulations provide 180 days to review the PMA and make a determination; however, the review time is typically longer (e.g., 1 – 3 years). During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside of the FDA may be convened to review and evaluate the data supporting the application and provide recommendations to the FDA as to whether the data provide a reasonable assurance that the device is safe and effective for its intended use. In addition, the FDA generally will conduct a preapproval inspection of the manufacturing facility to ensure compliance with the Quality System Regulation, or QSR, which imposes comprehensive development, testing, control, documentation and other quality assurance requirements for the design and manufacturing of a medical device.

Based on its review, the FDA may (1) issue an order approving the PMA, (2) issue a letter stating the PMA is “approvable” (e.g., minor additional information is needed), (3) issue a letter stating the PMA is “not approvable,” or (4) issue an order denying PMA. A device subject to PMA review cannot be marketed until the FDA issues an order approving the PMA. As part of a PMA approval, the FDA may impose post-approval conditions intended to ensure the continued safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution, and requiring the collection of additional clinical data. Failure to comply with the conditions of approval can result in materially adverse enforcement action, including withdrawal of the approval.

Most modifications to a PMA approved device, including changes to the design, labeling, or manufacturing process, require prior approval before being implemented. Prior approval is obtained through submission of a PMA supplement. The type of information required to support a PMA supplement and the FDA’s time for review of a PMA supplement vary depending on the nature of the modification.

Clinical trials

Clinical trials of medical devices in the U.S. are governed by the FDA’s Investigational Device Exemption regulation, in accordance with 21 CFR, Part 812. This regulation places significant responsibility on the sponsor of the clinical study including, but not limited to, choosing qualified investigators, monitoring the trial, submitting required reports, maintaining required records, and assuring investigators obtain informed consent, comply with the study protocol, control the disposition of the investigational device, submit required reports, etc.

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

An Investigational Device Exemption application must be supported by appropriate data, such as performance data, animal and laboratory testing results, showing that it is safe to evaluate the device in humans and that the clinical study protocol is scientifically sound. There is no assurance that submission of an Investigational Device Exemption will result in the ability to commence clinical trials. Additionally, after a trial begins, the FDA may place it on hold or terminate it if, among other reasons, it concludes that the clinical subjects are exposed to an unacceptable health risk.

As noted above, the FDA may require a company to collect clinical data on a device in the post-market setting. The collection of such data may be required as a condition of PMA approval. FDA also has the authority to order, via a letter, a post-market surveillance study, in accordance with 21 CFR, Part 822, for certain devices at any time after they have been cleared or approved. We do not expect to launch clinical trials subject to the Investigational Device Exemption regulations for future products. Also, our products are not currently subject to any required post-market surveillance studies.

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

The FDA enforces these requirements by inspection and market surveillance. Failure to comply with applicable regulatory requirements can result in enforcement action by FDA, which may include, but is not limited to, the following sanctions:

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

We are subject to unannounced establishment inspections by the FDA, as well as other regulatory agencies overseeing the implementation of and compliance with applicable state public health regulations. These inspections may include our suppliers’ facilities.

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

We have obtained approval to sell our products in Europe, China, Canada, Israel, Russia and Mexico, and we are currently seeking approval in several other countries.

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

Research and Development

Research and development costs relate to our products under development and quality and regulatory costs and are expensed as incurred. During the years ended December 31, 2017 and 2016, we incurred research and development expense of approximately $5.5 million and $1.8 million, respectively. Most of the increase in R&D spending in 2017 was related to the development of a device for intra-operative radiation therapy (IORT) for the treatment of breast and other cancers, for which we filed a 510(k) application with the U.S. Food and Drug Administration (FDA) in December 2017.

Employees

As of December 31, 2017, we had 45 employees, all in the U.S. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Risks Related to our Business

We have a history of net losses. If we do not achieve profitability, our financial condition and the value of our common stock could suffer.

We have a history of net losses. Our historical losses from inception through December 31, 2017 totaled approximately $11.5 million. If our revenue grows more slowly than currently anticipated, or if operating expenses are higher than expected, we may be unable to achieve profitability, our financial condition will suffer and the value of our common stock could decline. Even if we are successful increasing our sales, we may incur losses in the foreseeable future as we continue to research and develop and seek regulatory approvals for our products. If sales revenue from any of our currently cleared products or any additional products that receive marketing clearance from the FDA or approval from other regulatory authorities in the future is insufficient, or if our product development is delayed, we may be unable to achieve profitability. Furthermore, even if we are able to achieve profitability, we may be unable to sustain or increase such profitability on a quarterly or annual basis, which would significantly reduce the value of our common stock.

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

Some private payors in the U.S. may base their reimbursement policies on the coverage decisions determined by the Center of Medicare and Medical Services, or CMS, which administers the Medicare program and works in partnership with state government to administer the Medicaid program. Others may adopt different coverage or reimbursement policies for procedures performed using our products, while some governmental programs, such as Medicaid, have reimbursement policies that vary from state to state, some of which may not pay for our products in an amount that supports our selling price, if at all. A Medicare national or local coverage decision denying coverage for any of the procedures performed with our products could result in private and other third-party payors also denying coverage. Medicare (part B) and a number of private insurers in the U.S. currently cover and pay for both non-melanoma skin cancer and keloid treatments using the SRT-100. A withdrawal, or even contemplation of a withdrawal, by CMS, Medicaid or private payors of reimbursements, or any other unfavorable coverage or reimbursement decisions by government programs or private payors, could have a material adverse effect on our business.

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

We have focused heavily on the development and commercialization of a limited number of products for the treatment of non-melanoma skin cancer and other skin conditions with superficial radiotherapy. From our inception in 2010 through December 31, 2017, substantially all of our revenue has been derived from sales of our SRT-100 product line and related services and ancillary products. Although we intend to introduce new products, we expect substantially all of our 2018 revenue to be derived from or related to sales of our SRT-100 product line. If we are unable to achieve and maintain significantly greater market acceptance of superficial radiotherapy for treatment of non-melanoma skin cancer and other skin conditions, or if we do not achieve sustained positive cash flow, then we will be severely constrained in our ability to fund our operations. In addition, if we are unable to market our SRT-100 product line and ancillary products as a result of a quality problem, shortage of components required for assembly, failure to maintain or obtain regulatory approvals, unexpected or serious complications or other unforeseen negative effects related to the SRT-100 product line and ancillary products, we would lose our only source of revenue, and our business, financial condition and results of operations will be adversely affected.

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

In July 2010, we entered into a manufacturing agreement with an unrelated third party for the manufacturing and production of the SRT-100 in accordance with our specifications. We continue to do business with the manufacturer pursuant to this agreement, although we or the manufacturer may terminate the agreement upon 90 days’ written notice or upon at least 60 days’ notice prior to the end of each additional one-year renewal period. As discussed elsewhere in this Annual Report on Form 10-K, we are exploring the possibility of adding another contract manufacturer or bringing certain manufacturing capabilities in-house. However, if eventually implemented, our plan to bring the manufacturing function in-house may not be successful and we may be unable to maintain a relationship with our current manufacturer or establish a relationship with another manufacturer on favorable terms, if at all.

Consequently, we may be able to continue to efficiently manufacture our products in sufficient quantities to meet projected demand or to establish sufficient worldwide inventory to fully support our distribution network. Any of these results could cause us to be unable to effectively commercialize our products or increase revenue, adversely affecting our business, financial condition, results of operations and the value of our common stock.

We have a single preferred supplier for the x-ray tubes used in our products and the loss of this preferred supplier could adversely affect us.

We have a single preferred supplier for the x-ray tubes used in our products. Although other suppliers exist in the market, we believe that our prefer supplier’s x-ray tubes are of a superior quality. The loss of this preferred supplier, or their inability to supply us or our third party manufacturer with adequate x-ray tubes could hinder our ability to effectively produce our products to meet existing demand levels, especially if we were unable to timely procure x-ray tubes from another supplier in the market, which could adversely affect our ability to commercialize our products and increase our revenues.

We may be unable to retain and develop our U.S. sales force and non-U.S. distributors, which would adversely affect our ability to meet our revenue targets and other goals.

As we launch products, increase current sales efforts and expand into new geographic areas, we will need to retain, grow and develop our direct sales personnel, distributors and agents. There is significant competition for sales personnel experienced in relevant medical device sales. In addition, the training process is lengthy because it requires significant education for new sales representatives to achieve an acceptable level of clinical competency with our products. Upon completion of training, sales representatives typically require lead time in the field to develop or expand their network of accounts and achieve the productivity levels we expect them to reach in any individual territory. If we are unable to attract, motivate, develop, and retain a sufficient number of qualified sales personnel, or if the sales representatives do not achieve the productivity levels expected, our revenue will not grow as expected, and our financial performance will suffer.

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

Substantially all of our 2017 and 2016 sales were made to customers located in the U.S. and China. For the years ended December 31, 2017 and 2016, approximately 2% and 10%, respectively, of our product sales were to Chinese customers, with substantially the remainder of our sales to customers in the U.S. Additionally, a single customer in the U.S. accounted for approximately 59% and 20% of revenues for the years ended December 31, 2017 and 2016. Because of our geographic and customer concentrations, our revenue could fluctuate significantly due to changes in economic conditions, the use of competitive products, or the loss of, reduction of business with, or less favorable terms within, these countries. A reduction or delay in orders for our products from these countries could materially harm our business and results of operations.

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

Our products may become obsolete prior to the end of their anticipated useful lives, and we may be required to dispose of existing inventory or write off the value or accelerate the depreciation of these assets, each which would materially and adversely impact our results of operations.

We focus on continual product innovation and product improvement. While we believe this provides a competitive edge, it also creates a risk that our products will become obsolete prior to the end of their anticipated useful lives. If we introduce new products or next-generation products prior to the end of the useful life of a prior generation, we may be required to dispose of existing inventory, or write off the value of these assets, each of which would materially and adversely impact our results of operations.

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

Both the Trump Administration and certain members of the U.S. Congress have indicated that they may seek to impose importation tariffs on products from certain countries such as China and Mexico or to impose additional taxes on imported goods generally. Certain countries have publicly stated that they would respond in-kind to any such action by the U.S. The Trump Administration recently imposed tariffs on solar panels and washing machines. Any future escalation of protectionist trade measures could increase the prices of products, components and supplies that we source internationally, as well as adversely affect our ability to sell our products in foreign markets. In addition, the Trump Administration has appointed and employed many new public officials into positions of authority in the U.S. Federal government dealing with the healthcare industries that may potentially have a negative impact on the prices and the regulatory pathways for certain healthcare products such as those developed, marketed and sold by us. Such changes in the regulatory pathways could adversely affect and or delay our ability to market and sell our products in the U.S. and internationally.

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

Because of these and other related or similar factors, it is likely that in some future period our operating results will not meet expectations. Failure to meet or exceed analyst expectations could cause a decrease in the trading price of our securities.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities, stockholders’ ownership interest will be diluted. Moreover, the terms of newly issued securities may include liquidation or other preferences that adversely affect common stockholders’ rights. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring distributions or dividends. If we raise additional funds through collaboration and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or products or grant licenses on terms that are not favorable to us. Any of these events could adversely affect our ability to declare dividends on our common stock and to achieve our product development and commercialization goals and have a material adverse effect on our business, financial condition and results of operations.

Our revolving credit facility imposes substantial restrictions on us, some of which could hinder our ability to conduct our operations effectively or otherwise in accordance with our business plan.

On March 12, 2013, we entered into a two-year $3 million revolving credit facility. The credit facility was amended and extended effective March 12, 2015 through May 12, 2017. The maximum borrowing was reduced to $1.5 million and was limited by our eligible borrowing base of 80% of eligible accounts receivable. On September 21, 2016, a second amendment to the credit facility extended the facility through September 21, 2017, increased the maximum borrowing to $2.0 million and expanded the eligible accounts receivables to include certain international receivables. We were not in compliance in April and May 2017 with one of our financial covenants. On June 27, 2017, the covenant defaults were waived and the agreement was further amended to modify the financial covenants effective June 27, 2017. An amendment signed on September 15, 2017 extended the maturity date of the credit line through November 19, 2017 and on October 31, 2017, we again amended our revolving credit facility to extend the maturity to October 31, 2019. The amount of credit available under the amended facility will equal the lesser of the $5 million commitment amount or the borrowing base plus the $2.5 million non-formula sublimit. The borrowing base consists of 80% of eligible accounts receivable, as defined in the agreement.

Interest, at Prime plus 0.75% (5.25% at December 31, 2017) and Prime plus 1.50% on non-formula borrowings (6.00% at December 31, 2017), is due monthly, and the outstanding principal and interest are due on the maturity date. The facility is secured by all of our assets and limits the amount of additional indebtedness, restricts the sale, disposition or transfer of our assets and requires the maintenance of a certain monthly adjusted quick ratio restrictive covenant, as defined in the agreement. Approximately $2,215,000 was outstanding under the revolving credit facility at December 31, 2017 and $0 at December 31, 2016. We pay commitment fees of 0.25% per annum on the average unused portion of the line of credit.

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

Consolidation in the healthcare industry could adversely affect our future revenues and operating income.

The medical technology industry has experienced a significant amount of consolidation, resulting in companies with greater market presence. Health care systems and other health care companies are also consolidating, resulting in greater purchasing power for these companies. Recently, one of the largest healthcare deals was announced with CVS Health vying to purchase Aetna, an unusual vertical merger with a supplier and customer joining forces. As a result, the disruption in the healthcare industry caused by consolidation may lead to further competition among medical device suppliers to provide goods and services, which could adversely affect our future revenues and operating income.

We may engage in acquisitions, mergers, strategic alliances, and joint ventures that could result in final results that are different than expected.

In the normal course of business, we engage in discussions relating to possible acquisitions, equity investments, mergers, strategic alliances, and joint ventures. Such transactions are accompanied by a number of risks, including the use of significant amounts of cash, potentially dilutive issuances of equity securities, incurrence of debt on potentially unfavorable terms as well as impairment expenses related to goodwill and amortization expenses related to other intangible assets, the possibility that we may pay too much cash or issue too many of our shares as the purchase price for an acquisition relative to the economic benefits that we ultimately derive from such acquisition, and various potential difficulties involved in integrating acquired businesses into our operations.

If we do not realize the expected benefits of such transactions, our financial position, results of operations, cash flows and stock price could be negatively impacted.

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

▪	Federal Anti-Kickback Statute (42 U.S. Code §1320a-7b), which prohibits any person or entity from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, in cash or in kind, in return for or to induce the referring, ordering, leasing, purchasing or arranging for or recommending the referring, ordering, purchasing or leasing of any good, facility, item or service, for which payment may be made, in whole or in part, under federal healthcare programs, such as the Medicare and Medicaid programs.

▪	Federal “Sunshine” (42 U.S. Code §1320a-7h) law, which requires us to track and report annually to CMS information related to certain payments and other “transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals and to report annually to CMS ownership and investment interests held by physicians, and their immediate family members. We are also subject to similar foreign “sunshine” laws or codes of conduct, which vary country by country.

▪	Federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, persons or entities from knowingly presenting, or causing to be presented, a false or fraudulent claim to, or the knowing use of false records or statements to obtain payment from, or approval by, the federal government. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. When an entity is determined to have violated the False Claims Act (31 U.S. Code §3729-3733), it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim. Many of the physicians that use our products will file for reimbursement from governmental programs such as Medicare and Medicaid. As a result, we may be subject to the False Claims Act if we knowingly “cause” the filing of false claims.

▪	Federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, statute, which, among other things, created federal criminal laws that prohibit knowingly and willfully executing, or attempting to execute, a scheme or artifice to defraud any healthcare benefit program and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statements in connection with the delivery of or payment for healthcare benefits, items or services.

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

Product deficiencies could result in field actions, recalls, substantial costs or write-downs; which could lead to the delay or termination of ongoing trials, if any, and harm our reputation, business or financial results.

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

The off-label use or misuse of our products may harm our reputation in the marketplace, result in injuries that lead to costly product liability suits, or result in costly investigations and regulatory agency sanctions under certain circumstances.

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

Healthcare policy changes may have a material adverse effect on our business.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, included, among other things, a deductible 2.3% excise tax on any entity that manufactures or imports medical devices offered for sale in the U.S., with limited exceptions, effective January 1, 2013. This excise tax imposes a significant increase in the tax burden on the medical device industry, and if our efforts to offset the excise tax are unsuccessful, the increased tax burden could have an adverse effect on our results of operations and cash flows. Although this excise tax has been suspended for 2016, 2017, 2018 and 2019 the tax remains uncertain for future years. Other elements of this law, including comparative effectiveness research, an independent payment advisory board, payment system reforms including shared savings pilots and other provisions, may significantly affect the payment for, and the availability of, healthcare services and may result in fundamental changes to federal healthcare reimbursement programs, any of which may materially affect numerous aspects of our business.

Other healthcare reform measures may result in more rigorous coverage criteria and in additional downward pressure on the reimbursement received for procedures utilizing our products. In addition, other legislative changes have been proposed and adopted since the law discussed above was enacted that may adversely affect our revenues. Changes to existing laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our business and financial operations. Any reduction in reimbursement from Medicare or other government programs may result in a reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to increase revenue, attain profitability, or commercialize our devices. In addition, other legislative changes may be enacted or existing regulations, guidance or interpretations may be changed, each of which may adversely affect our operations.

Risks Related to our Intellectual Property

If our patents and other intellectual property rights do not adequately protect our products, we may lose market share to competitors and be unable to operate our business profitably.

Our success significantly depends on our ability to protect our proprietary rights to the technologies used in our products. We rely on the patent protection of two U.S. patents and two foreign patents which we have acquired, as well as a combination of copyright, trade secret and trademark laws, and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology. We also have patent applications currently pending and in the process of being submitted. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. For example, some or all of our pending patent applications or any future pending applications may be unsuccessful. The U.S. Patent and Trademark Office may deny or require significant narrowing of claims in our pending patent applications or future patent applications, and patents issued as a result of these patent applications, if any, may not provide us with significant commercial protection or be issued in a form that is advantageous to us. We could also incur substantial costs in proceedings before the U.S. Patent and Trademark Office. These proceedings could result in adverse decisions as to the priority of our inventions and the narrowing or invalidation of claims in our issued patents. Third parties may successfully challenge our issued patents and those that may be issued in the future, which would render these patents invalidated or unenforceable, and which could limit our ability to stop competitors from marketing and selling related products. In addition, our pending patent applications include claims to aspects of our products and procedures that are not currently protected by issued patents, and third parties may successfully patent those aspects before us or otherwise challenge our rights to these aspects.

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

We may in the future be, named as a party to litigation or other similar legal proceedings. Adverse outcomes in any or all of these proceedings could result in monetary damages or injunctive relief that could adversely affect our ability to continue conducting our business. If an unfavorable final outcome in any such matter becomes probable and reasonably estimable, our financial condition could be materially and adversely affected.

Risks Related to the Ownership of our Securities

Limited trading activity for shares of our common stock and warrants may contribute to price volatility.

While our common stock and warrants are listed and traded on the Nasdaq Capital Market, there has been limited trading activity in our securities. The average daily trading volume of our common stock since the shares began trading on July 26, 2016 through December 31, 2017 was approximately 9,000 shares per day. Due to the limited trading activity of our securities, relativity small trades may have a significant impact on the price of our securities.

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

General stock market volatility could result in significant declines in the trading price of our securities, and you could lose all or a substantial part of your investment.

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

We are a “smaller reporting company,” meaning that our outstanding common stock held by nonaffiliates had a value of less than $75 million at the end of our most recently completed second fiscal quarter. Thus, even if we are no longer an emerging growth company, as a smaller reporting company, we could take advantage of certain reduced governance and disclosure requirements, including not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting. As a result, investors and others may be less comfortable with the effectiveness of our internal controls and the risk that material weaknesses or other deficiencies in internal controls go undetected may increase. In addition, as a smaller reporting company, we take advantage of our ability to provide certain other less comprehensive disclosures in our SEC filings, including, among other things, providing only two years of audited financial statements in annual reports and simplified executive compensation disclosures. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects, as the information we provide to stockholders may be different from what one might receive from other public companies in which one holds shares.

Our executive officers, directors and principal stockholders may exert control over us and may exercise influence over matters subject to stockholder approval.

Our executive officers and directors, together with their respective affiliates, beneficially owned approximately 40% of our outstanding common stock as of December 31, 2017. Accordingly, these stockholders, if they act together, may exercise substantial influence over matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger. This concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discourage a potential acquirer from attempting to obtain control over us, which in turn could have a material adverse effect on the market value of our common stock.

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

Our certificate of incorporation, our bylaws and Delaware law contain provisions that could discourage another company from acquiring us and may prevent attempts by our stockholders to replace or remove our current directors and management.

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

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in our internal controls. In addition, beginning with this annual report on Form 10-K for our year ended December 31, 2017, we are required to furnish a report by management on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting beginning with our annual report on Form 10-K following the date on which we are no longer an emerging growth company, which may be up to five full years following the date of our IPO, or we are no longer a smaller reporting company. Our compliance with Section 404 of the Sarbanes-Oxley Act will require us to incur substantial accounting expense and expend significant management efforts. If we are unable to comply with the requirements of Section 404 in a timely manner, or we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our common stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Our corporate headquarters and principal office is located in Boca Raton, Florida. Our corporate headquarters and principal office occupies approximately 8,926 square feet of leased space. The lease was last extended in January 2018 and will expire in September 2022. Our lease contains escalating rent clauses. Our rental expense in 2017 was approximately $178,000. We believe that our current facilities are suitable and adequate to meet our current needs and that suitable additional space will be available as and when needed on acceptable terms. Our manufacturing function is physically located at our third party manufacturer’s facility in Oak Ridge, Tennessee.

Item 3.	LEGAL PROCEEDINGS

We are party to certain legal proceedings in the ordinary course of business. We assess, in conjunction with our legal counsel, the need to record a liability for litigation and related contingencies.

Item 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II.

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices

Our common stock trades on the Nasdaq Capital Market under the symbol “SRTS.” We had a total of 42 stockholders of record as of February 1, 2018. The following table presents the range of high and low closing sales prices reported on the Nasdaq Capital Market.

	2017				2016
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter(1)	Second Quarter		First Quarter
Common stock price:
High	$6.00	$6.01	$4.65	$5.24	$6.50	$6.69	$	N/A	$	N/A
Low	4.85	3.50	3.52	4.35	5.10	5.70		N/A		N/A
Close	5.16	4.98	4.02	4.39	5.25	5.70		N/A		N/A
Cash dividends per share(2)	0.00	0.00	0.00	0.00	0.00	0.00		0.00		0.00

(1)	On July 26, 2016, units sold in our IPO consisting of one share of common stock and one warrant to acquire one share of common stock separated into their component parts and began trading separately. The above table does not reflect prices of the Company’s units, which traded on the Nasdaq Capital Market under the symbol “SRTSU” prior to July 26, 2016.

(2)	Excludes a one-time cash dividend paid to former holders of Sensus Healthcare, LLC units with a preferred return in the aggregate amount of approximately $2.6 million that was paid shortly after the closing of our IPO.

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

We received total net proceeds from the IPO of approximately $10.5 million after deducting underwriting discounts and commissions of approximately $0.9 million and other offering expenses of approximately $1.4 million. As of December 31, 2017, we have used approximately $2.6 million for the payment of dividends to former preferred investors and approximately $3.8 million to fund our operations.

The remaining proceeds from the IPO have been invested in highly-liquid money market funds and debt securities with maturities of 18 months or less. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on June 2, 2016.

Unregistered Sales of Securities

There were no unregistered sales of securities during the year ended December 31, 2017.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

None.

Item 6.	SELECTED FINANCIAL DATA

Not applicable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis (“MD&A”) in conjunction with the information set forth within the financial statements and related notes included in this Annual Report on Form 10-K. The following information should provide a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during 2017 compares with the prior year. Throughout this section, Sensus Healthcare, Inc. is referred to as “Company,” “we,” “us,” or “our.”

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

We sell products and services under multiple-element arrangements with separate units of accounting. In these situations, total consideration is allocated to the identified units of accounting based on their relative selling prices and revenue is then recognized for each unit based on its specific characteristics. A deliverable in an arrangement qualifies as a separate unit of accounting if the delivered item has value to the customer on a stand-alone basis. The principal deliverables in our multiple deliverable arrangements that qualify as separate units of accounting consist of (i) sales of medical devices and accessories and (ii) service contracts. Service contracts are considered a performance obligation only if they provide a material right, otherwise they are considered options. Other performance obligations, including installation and customer training, are considered inconsequential and are combined with the product as one unit of accounting. Selling prices are established using vendor-specific objective evidence (VSOE). If VSOE does not exist, the Company uses its best estimate of the selling prices for the deliverables.

We operate in a highly-regulated environment and is continually entering into new markets in which regulatory approval is sometimes required prior to the customer being able to use our products. In these cases, where regulatory approval is pending, revenue is deferred until such time as regulatory approval is obtained and customer acceptance becomes certain.

Deferred revenue consists of payments from customers for long term separately priced service contracts, sales pending regulatory approval and deposits on products.

We provide warranties, generally for one year, in conjunction with the sale of our products. These warranties are short term in nature and entitle the customer to repair, replacement, or modification of the defective product subject to the terms of the respective warranty. We record an estimate of future warranty claims at the time we recognize revenue from the sale of the product based upon management’s estimate of the future claims rate.

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

Income taxes

Until December 31, 2015, we were organized as a limited liability corporation (LLC) taxed as a pass-through entity and accordingly, we did not recognize a federal or state income tax provision. Beginning in 2016, as a result of our conversion from an LLC to a Delaware corporation, we began recording a provision for income tax (benefit) expense which consists of income taxes in jurisdictions in which we conduct business. We are taxed at the rates applicable within each jurisdiction in which we operate or generate revenue. The composite income tax rate, tax provisions, deferred tax assets and deferred tax liabilities vary according to the jurisdiction in which profits arise. Tax laws are complex and subject to different interpretations by management and the respective governmental taxing authorities, and require us to exercise judgment in determining our income tax provision, our deferred tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not that the future realization of all or some of the deferred tax assets will not be achieved.

On December 22, 2017, new federal tax reform legislation was enacted in the United States, resulting in significant changes from previous tax law. The new tax law reduced the federal corporate income tax rate to 21% from 35% effective January 1, 2018. Our federal income tax expense for periods beginning in 2018 will be based on the new rate. The new tax law also provides for immediate deduction of 100% of the costs of qualified property that have been incurred and the property placed in service during the period from September 27, 2017 to December 31, 2022. This provision will begin to phase down by 20% per year beginning January 1, 2023 and will be completely phased out as of January 1, 2027.

Inflation

Inflation has not had a material impact on net sales, revenues or income from continuing operations for our two most recent years as a result of historically low levels of inflation.

Significant trends and uncertainties impacting our business

Many third party payors follow coverage decisions and payment amounts determined by the CMS, which administers the U.S. Medicare program, in setting their coverage and reimbursement policies. Effective January 1, 2016 and 2017, the total reimbursement for an episode of care remained similar to the reimbursement in prior years.

Results of Operations

	For the Years Ended December 31,
	2017	2016

Revenues	$20,587,827	$14,811,175
Cost of Sales	6,787,836	4,965,372
Gross Profit	13,799,991	9,845,803
Operating Expenses
Selling and marketing	8,305,315	4,915,440
General and administrative	3,721,627	3,469,332
Research and development	5,490,489	1,824,150
Total Operating Expenses	17,517,431	10,208,922
Loss From Operations	(3,717,440)	(363,119)
Other Income (Expense)
Interest income	75,807	38,538
Interest expense	(68,881)	(21,867)
Other Income (Expense), net	6,926	16,671
Net Loss	$(3,710,514)	$(346,448)

 Year ended December 31, 2017 compared to the year ended December 31, 2016

Total revenue.  Total revenue was $20,587,827 for the year ended December 31, 2017 compared to $14,811,175 for the year ended December 31, 2016, an increase of $5,776,652, or 39.0%. The growth in revenue was attributable to an increase in the volume of systems sold as well as a higher percentage of sales of the higher priced SRT-100 Vision product in the current year.

Total cost of sales. Cost of sales was $6,787,836 for the year ended December 31, 2017 compared to $4,965,372 for the year ended December 31, 2016, an increase of $1,822,464, or 36.7%. The increase in cost was due to a greater number of systems sold during the year ended December 31, 2017 compared to the corresponding period in 2016.

Gross profit.  Gross profit was $13,799,991 for the year ended December 31, 2017 compared to $9,845,803 for the year ended December 31, 2016, an increase of $3,954,188 or 40.2%, for the reasons discussed above. Our overall gross profit margin was 67.0% in the year ended December 31, 2017 compared to 66.5% in the corresponding period in 2016, mainly due to increased sales of the higher margin SRT-100 Vision product.

Selling and marketing.  Selling and marketing expense was $8,305,315 for the year ended December 31, 2017 compared to $4,915,440 for the year ended December 31, 2016, an increase of $3,389,875 or 69.0%. The increase was primarily attributable to an increase in sales personnel as well as increased participation in tradeshows and other marketing expenses.

General and administrative.  General and administrative expense was $3,721,627 for the year ended December 31, 2017 compared to $3,469,332 for the year ended December 31, 2016, an increase of $252,295, or 7.3%. The increase was primarily due to director and officer insurance and other public company expenses, an increase in headcount, and bad debt expense, partially offset by a reduction in professional fees and stock compensation expense.

Research and development.  Research and development expense was $5,490,489 for the year ended December 31, 2017 compared to $1,824,150 for the year ended December 31, 2016, an increase of $3,666,339 or 201.0%. The increase in research and development spending was attributable to new research projects that began in the fourth quarter of 2016.

Other income (expense). We incur interest expense in connection with our secured credit facility with Silicon Valley Bank and interest income from our investment in held-to-maturity securities and cash equivalents. We realized an immaterial decrease in other income in 2017 compared to 2016.

Financial Condition

Our cash, cash equivalent and investment balance decreased from $12,608,619 at December 31, 2016 to $11,190,103 at December 31, 2017, primarily as a result of the operating loss during 2017.

Borrowings under the revolving line of credit were $2,214,970 as of December 31, 2017, compared to $0 at December 31, 2016.

Liquidity and Capital Resources

Overview

In general terms, liquidity is a measurement of our ability to meet our cash needs. For the years ended December 31, 2017 and 2016, a significant source of funding has been from cash flows from financing activities, including our IPO in 2016, as well as from borrowings under out revolving line of credit. We believe that proceeds from our IPO, our borrowing capacity and our access to capital resources are sufficient to meet our future operating capital and funding requirements. Our liquidity position and capital requirements may be impacted by a number of factors, including the following:

■	our ability to generate and increase revenue;

■	fluctuations in gross margins, operating expenses and net results; and

■	fluctuations in working capital.

Our primary short-term capital needs, which are subject to change, include expenditures related to:

●	expansion of our sales and marketing activities; and

●	expansion of our research and development activities.

We regularly evaluate our cash requirements for current operations, commitments, capital requirements and business development transactions, and we may elect to raise additional funds for these purposes in the future.

Cash flows

The following table provides a summary of our cash flows for the periods indicated:

	For the Years Ended December 31,
	2017	2016
Net Cash Provided by (Used In):
Operating Activities	$(3,056,606)	$(851,024)
Investing Activities	6,173,913	(7,852,140)
Financing Activities	1,925,684	8,680,573
Total	$5,042,991	$(22,591)

Cash flows from operating activities

Net cash used in operating activities was $3,056,606 for the year ended December 31, 2017, consisting of a net loss of $3,710,514 and an increase in net operating assets of $568,857, partially offset by non-cash charges of $1,222,765. The increase in net operating assets was primarily due to the increase in sales resulting in an increase in accounts receivable and an increase in account payable and accrued expenses. Non-cash charges consisted primarily of stock compensation expense and depreciation and amortization. Net cash used in operating activities was $851,024 for the year ended December 31, 2016, consisting of a net loss of $346,448 and an increase in net operating assets of $1,601,413, offset by non-cash charges of $1,096,837.

Cash flows from investing activities

Net cash provided in investing activities was $6,173,913 due to matured investments of $6,461,507 and $287,594 for acquisition of property and equipment during the year ended December 31, 2017. Cash used in investing activities totaled $7,852,140 for the year ended December 31, 2016, which included $7,566,142 for the purchase of debt securities held-to-maturity and $285,998 for acquisition of property and equipment.

Cash flows from financing activities

Net cash provided by financing activities was $1,925,684 during the year ended December 31, 2017, of which $2,214,970 was from borrowing under the line of credit offset by $289,286 on withholding taxes paid on stock compensation. Net cash provided by financing activities was $8,680,573 during the year ended December 31, 2016 mostly from the net proceeds of our IPO.

Indebtedness

On March 12, 2013, we entered into a two-year $3 million revolving credit facility. The credit facility was amended and extended effective March 12, 2015 through May 12, 2017. The maximum borrowing was reduced to $1,500,000 and was limited by our eligible borrowing base of 80% of eligible accounts receivable. On September 21, 2016, a second amendment to the credit facility extended the facility through September 21, 2017, increased the maximum borrowing to $2,000,000 and expanded the eligible accounts receivables to include certain international receivables. We were not in compliance in April and May 2017 with one of our financial covenants. On June 27, 2017, the covenant defaults were waived and the agreement was further amended to modify the financial covenants effective June 27, 2017. An amendment signed on September 15, 2017 extended the maturity date of the credit line through November 19, 2017 and on October 31, 2017, we again amended our revolving credit facility to extend the maturity to October 31, 2019. The amount of credit available under the amended facility will equal the lesser of the $5 million commitment amount or the borrowing base plus the $2.5 million non-formula sub-limit. The borrowing base consists of 80% of eligible accounts receivable, as defined in the agreement.

Interest, at Prime plus 0.75% (5.25% at December 31, 2017) and Prime plus 1.50% on non-formula borrowings (6.00% at December 31, 2017), is payable monthly, and the outstanding principal and interest are due on the maturity date. The facility is secured by all of our assets and limits the amount of additional indebtedness, restricts the sale, disposition or transfer of our assets and requires the maintenance of a certain monthly adjusted quick ratio restrictive covenant, as defined in the agreement. Approximately $2,215,000 was outstanding under the revolving credit facility at December 31, 2017 and $0 at December 31, 2016. We pay commitment fees of 0.25% per annum on the average unused portion of the line of credit.

Contractual Obligations and Commitments

Our only long-term contractual commitment is the lease of our office space in Boca Raton, Florida. In July 2016, we renewed our lease and expanded our office space from 4,551 to 8,028 square feet. The lease expires in September 2022 and lease payments increase by 3% annually. Future minimum lease payments as of December 31, 2017 are as follows:

Year	Minimum Lease Payment
2018	190,000
2019	196,000
2020	202,000
2021	208,000
2022	160,000
Total	$956,000

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

FINANCIAL STATEMENTS OF SENSUS HEALTHCARE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Sensus Healthcare, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sensus Healthcare, Inc. (the “Company”) as of December 31, 2017 and 2016, the related statements of operations, stockholders’ equity and cash flows for each of the 2 years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the 2 years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Marcum LLP

/S/ Marcum LLP

We have served as the Company’s auditor since 2012.

West Palm Beach, FL

February 15, 2018

SENSUS HEALTHCARE, INC.
BALANCE SHEETS

	As of December 31,
	2017	2016

Assets
Current Assets
Cash and cash equivalents	$10,085,468	$5,042,477
Accounts receivable, net	4,958,255	3,098,635
Inventories	1,171,383	1,254,915
Investment in debt securities	1,104,635	6,462,369
Prepaid and other current assets	566,972	900,722
Total Current Assets	17,886,713	16,759,118
Property and Equipment, Net	394,078	433,408
Patent Rights, Net	530,123	626,509
Investment in Debt Securities	—	1,103,773
Deposits	24,272	24,272
Total Assets	$18,835,186	$18,947,080
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$4,067,894	$2,762,371
Product warranties	146,722	40,481
Deferred revenue, current portion	652,242	853,798
Total Current Liabilities	4,866,858	3,656,650
Revolving Credit Facility	2,214,970	—
Deferred Revenue, Net of Current Portion	73,083	16,251
Total Liabilities	7,154,911	3,672,901
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, 5,000,000 shares authorized and none issued and outstanding	—	—
Common stock, $0.01 par value – 50,000,000 authorized; 13,522,168 issued and 13,488,714 outstanding at December 31, 2017; 13,546,171 issued and outstanding at December 31, 2016	135,221	135,461
Additional paid-in capital	23,181,641	22,930,975
Treasury stock, 33,454 and 0 shares at cost, at December 31, 2017 and 2016, respectively	(133,816)	—
Accumulated deficit	(11,502,771)	(7,792,257)
Total Stockholders’ Equity	11,680,275	15,274,179
Total Liabilities and Stockholders’ Equity	$18,835,186	$18,947,080

See accompanying notes to the financial statements.

SENSUS HEALTHCARE, INC.
STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2017	2016

Revenues	$20,587,827	$14,811,175
Cost of Sales	6,787,836	4,965,372
Gross Profit	13,799,991	9,845,803
Operating Expenses
Selling and marketing	8,305,315	4,915,440
General and administrative	3,721,627	3,469,332
Research and development	5,490,489	1,824,150
Total Operating Expenses	17,517,431	10,208,922
Loss From Operations	(3,717,440)	(363,119)
Other Income (Expense)
Interest income	75,807	38,538
Interest expense	(68,881)	(21,867)
Other Income (Expense), net	6,926	16,671)
Net Loss	$(3,710,514)	$(346,448)
Net Loss per share – basic and diluted	$(0.28)	$(0.03)
Weighted average number of shares used in computing net loss per share – basic and diluted	13,236,519	12,028,435

See accompanying notes to the financial statements.

SENSUS HEALTHCARE, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Common Stock		Additional	Treasury Stock		Accumulated
	Shares	Amount	Paid-In Capital	Shares	Amount	Deficit	Total
December 31, 2015	10,367,883	$103,678	$13,263,735	—	$—	$(7,445,809)	$5,921,604
Stock based compensation	307,666	3,077	723,300	—	—	—	726,377
Initial public offering of units, net of offering costs	2,300,000	23,000	10,369,809	—	—	—	10,392,809
Exercise of warrants and options	547,484	5,475	1,127,063	—	—	—	1,132,538
Preferred dividend	23,138	231	(2,552,932)	—	—	—	(2,552,701)
Net loss	—	—	—	—	—	(346,448)	(346,448)
December 31, 2016	13,546,171	$135,461	$22,930,975	—	$—	$(7,792,257)	$15,274,179
Stock based compensation	5,000	50	405,846	—	—	—	405,896
Surrender of shares for tax withholding on stock compensation	(29,003)	(290)	(155,180)	(33,454)	(133,816)	—	(289,286)
Net loss	—	—	—	—	—	(3,710,514)	(3,710,514)
December 31, 2017	13,522,168	$135,221	$23,181,641	(33,454)	$(133,816)	$(11,502,771)	$11,680,275

See accompanying notes to the financial statements.

SENSUS HEALTHCARE, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016
Cash Flows From Operating Activities
Net loss	$(3,710,514)	$(346,448)
Adjustments to reconcile net income (loss) to net cash and cash equivalents used in operating activities:
Bad debt expense	191,391	—
Depreciation and amortization	387,917	337,583
Provision for product warranties	237,561	32,877
Stock based compensation	405,896	726,377
Decrease (increase) in:
Accounts receivable	(2,051,011)	(1,027,063)
Inventories	118,925	(332,4962)
Prepaid and other current assets	333,751	(777,614)
Increase (decrease) in:
Accounts payable and accrued expenses	1,305,522	633,956
Deferred revenue	(144,724)	(65,971)
Product warranties	(131,320)	(40,759)
Total Adjustments	653,907	(504,576)
Net Cash Used In Operating Activities	(3,056,606)	(851,024)
Cash Flows from Investing Activities
Acquisition of property and equipment	$(287,594)	$(285,998)
Investment in debt securities - held to maturity	—	(7,865,675)
Investments matured	6,461,507	299,533
Net Cash Provided By (Used In) Investing Activities	6,173,913	(7,852,140)
Cash Flows from Financing Activities
Initial public offering of units	—	12,650,000
Exercise of warrants	—	1,132,538
Revolving credit facility, net	2,214,970	(422,702)
Withholding taxes on stock compensation	(289,286)	—
Offering costs	—	(2,126,562)
Cash dividends on preferred stock	—	(2,552,701)
Net Cash Provided By Financing Activities	1,925,684	8,680,573
Net Increase (Decrease) in Cash and Cash Equivalents	5,042,991	(22,591)
Cash and Cash Equivalents – Beginning	5,042,477	5,065,068
Cash and Cash Equivalents – Ending	$10,085,468	$5,042,477
Supplemental Disclosure of Cash Flow Information
Interest Paid	$43,316	$23,773
Non Cash Investing and Financing Activities
Reclassification of prepaid offering costs to APIC	$—	$130,629
Transfer of inventory to property and equipment	$35,393	$67,908

See accompanying notes to the financial statements.

SENSUS HEALTHCARE, INC.
NOTES TO THE FINANCIAL STATEMENTS

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

The Company sells products and services under multiple-element arrangements with separate units of accounting; in these situations, total consideration is allocated to the identified units of accounting based on their relative selling prices and revenue is then recognized for each unit based on its specific characteristics. A deliverable in an arrangement qualifies as a separate unit of accounting if the delivered item has value to the customer on a stand-alone basis. The principal deliverables in our multiple deliverable arrangements that qualify as separate units of accounting consist of (i) sales of medical devices and accessories and (ii) service contracts. Service contracts are considered a performance obligation only if they provide a material right, otherwise they are considered options. Other performance obligations, including installation and customer training, are considered inconsequential and are combined with the product as one unit of accounting. Selling prices are established using vendor-specific objective evidence (VSOE). If VSOE does not exist, the Company uses its best estimate of the selling prices for the deliverables.

The Company operates in a highly-regulated environment and is continually entering into new markets in which regulatory approval is sometimes required prior to the customer being able to use the product. In these cases, where regulatory approval is pending, revenue is deferred until such time as regulatory approval is obtained and customer acceptance becomes certain.

Deferred revenue consists of payments from customers for long term separately priced service contracts, sales pending regulatory approval, and deposits on products. Deferred revenue as of December 31, 2017 and 2016 was as follows:

	As of December 31,
	2017	2016

Service contracts	$570,242	$613,374
Sales pending regulatory approval	—	155,517
Deposits on products	82,000	84,907
Total deferred revenue, current portion	$652,242	$853,798
Service contracts, net of current portion	73,083	16,251
Total deferred revenue	$725,325	$870,049

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable and investments in debt securities.

Segment and Geographical Information

The Company’s revenue is generated primarily from customers in the United States, which represented approximately 97% and 81% of revenue for the years ended December 31, 2017 and 2016, respectively. A customer in China accounted for approximately 2% and 10% of revenue for the years ended December 31, 2017 and 2016, respectively. A customer in the U.S. accounted for approximately 59% and 20% of revenue for the years ended December 31, 2017 and 2016, respectively, and 87% and 39% of the accounts receivable as of December 31, 2017 and 2016, respectively.

Fair Value of Financial Instruments

Carrying amounts of cash equivalents, accounts receivable, accounts payable, accrued liabilities and revolving credit facility approximate fair value due to their relative short maturities.

Cash and Cash Equivalents

The Company maintains its cash and cash equivalents with financial institutions which balances exceed the federally insured limits. Federally insured limits are $250,000 for deposits. As of December 31, 2017 and 2016, the Company had approximately $9,952,000 and $4,792,000, respectively in excess of federally insured limits.

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

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Short Term:
Corporate bonds	$6,462,369	$167	$7,243	$6,455,293
Total Short Term:	6,462,369	167	7,243	6,455,293

Long Term:
United States Treasury bonds	502,063	—	1,174	500,890
Corporate bonds	601,710		2,618	599,091
Total Long Term:	1,103,773	—	3,792	1,099,981

Total Investments December 31, 2016	$7,566,142	$167	$11,035	$7,555,274

Short Term:
Corporate bonds	$602,599	$—	$256	$602,343
United States Treasury bonds	502,036	—	332	501,704
Total Short Term:	1,104,635	—	588	1,104,047

Total Investments December 31, 2017	$1,104,635	$—	$588	$1,104,047

Accounts Receivable

The Company does business and extends credit based on an evaluation of each customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The allowance for doubtful accounts was approximately $16,000 and $29,000 as of December 31, 2017 and 2016, respectively. Bad debt expense for the years ended December 31, 2017 and 2016 was approximately $191,000 and $33,000, respectively.

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

Inventory units designated for customer demonstrations, as part of the sales process, are reclassified to property and equipment and the depreciation is recorded to selling and marketing expense. The inventory used for demonstrations that was reclassified to property and equipment for the years ended December 31, 2017 and 2016 was approximately $35,000 and $68,000, respectively.

Inventory units designated for customer rental agreements are reclassified to property and equipment and the depreciation is recorded to cost of sales.

Intangible Assets

Intangible assets are comprised of the Company’s patent rights and are amortized over the patents’ estimated useful life of approximately 13 years. As of December 31, 2017, the remaining useful life was 66 months.

Long-Lived Assets

The Company evaluates its long-lived assets, including intangible assets, for possible impairment whenever circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future cash flows in accordance with accounting guidance. If circumstances suggest the recorded amounts cannot be recovered, based upon estimated future undiscounted cash flows, the carrying values of such assets are reduced to fair value. No impairment charges were recorded for long-lived assets for the years ended December 31, 2017 and 2016.

Research and Development

Research and development costs related to products under development by the Company and quality and regulatory costs and are expensed as incurred.

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

	For the Years Ended December 31,
	2017	2016
Warrants	4,076	19,489
Unvested shares	—	72,670

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

Advertising Costs

Advertising and promotion expenses are charged to expense as incurred. Advertising and promotion expense included in selling and marketing expense in the accompanying statements of operations amounted to approximately $1,684,000 and $1,051,000 for the years ended December 31, 2017 and 2016, respectively.

Operating Leases

Rent expense for operating leases which contain escalating rental clauses is recorded on a straight-line basis over the lease term.

Recently issued accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 eliminated transaction- and industry-specific revenue recognition guidance under current GAAP and replaced it with a principle based approach for determining revenue recognition. ASU 2014-09 requires that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. In April 2016, the FASB also issued ASU 2016-10, Identifying Performance Obligations and Licensing, implementation guidance on principal versus agent, identifying performance obligations, and licensing. ASU 2016-10 is effective for reporting periods beginning after December 15, 2017. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company has completed the evaluation of this ASU impact on the results of operations and financial condition. The Company has concluded, after completing a detailed contract review, that the adoption of the new standard does not have a material impact on the financial results and determined that no material adjustments were necessary to the existing accounting policies. The Company will adopt the modified retrospective method of adoption on January 1, 2018.

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

Note 2 — Property and Equipment

	As of December 31,		Estimated
	2017	2016	Useful Lives

Operations and rental equipment	$542,639	$630,886	3 years
Tradeshow and demo equipment	271,275	294,475	3 years
Computer equipment	94,298	95,218	3 years
	908,212	1,020,579
Less accumulated depreciation	(514,134)	(587,171)
Property and Equipment, Net	$394,078	$433,408

Depreciation expense was approximately $292,000 and $241,000 for the years ended December 31, 2017 and 2016, respectively. Accumulated depreciation on asset disposals was approximately $364,000 for the year ended December 31, 2017.

Note 3 — Patent Rights

	As of December 31,
	2017	2016

Gross carrying amount	$1,253,018	$1,253,018
Less accumulated amortization	(722,895)	(626,509)
Patent Rights, Net	$530,123	$626,509

Amortization expense was approximately $96,000 for the years ended December 31, 2017 and 2016. As of December 31, 2017, future remaining amortization expense is as follows:

For the Year Ending December 31,
2018	$96,386
2019	96,386
2020	96,386
2021	96,386
2022	96,386
Thereafter	48,193
Total	$530,123

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

Interest, at Prime plus 0.75% (5.25% at December 31, 2017) and Prime plus 1.50% on non-formula borrowings (6.00% at December 31, 2017), is payable monthly, and the outstanding principal and interest are due on the maturity date. The facility is secured by all of the Company’s assets and limits the amount of additional indebtedness, restricts the sale, disposition or transfer of assets of the Company and requires the maintenance of a certain monthly adjusted quick ratio restrictive covenant, as defined in the agreement. The Company was in compliance with its financial covenants as of December 31, 2017 and 2016. Approximately $2,215,000 was outstanding under the revolving credit facility at December 31, 2017 and $0 at December 31, 2016. The Company pays commitment fees of 0.25% per annum on the average unused portion of the line of credit.

Note 5 — Product Warranties

Changes in product warranty liability were as follows for the year ended December 31, 2017:

Balance, beginning of period	$40,481
Warranties accrued during the period	237,561
Payments on warranty claims	(131,320)
Balance, end of period	$146,722

Note 6 — Commitment and Contingencies

Operating Lease Agreements

In July 2016, the Company renewed its lease with an unrelated third party for its headquarters office. The renewal was effective September 1, 2016 and expanded the office space being occupied. The lease expires in September 2022 and lease payments increase by 3% annually. Future minimum lease payments as of December 31, 2017 are as follows:

Year	Minimum Lease Payment
2018	190,000
2019	196,000
2020	202,000
2021	208,000
2022	160,000
Total	$956,000

Rental expense for year ended December 31, 2017 and 2016 was approximately $178,000 and $100,000, respectively.

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

Purchases from this manufacturer totaled approximately $3,838,000 and $3,917,000 for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, and 2016 approximately $829,000 and $563,000, respectively, was due to this manufacturer, which is presented in accounts payable and accrued expenses in the accompanying balance sheets.

Legal contingencies

The Company is party to certain legal proceedings in the ordinary course of business. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and related contingencies.

Note 7 — Employee Benefit Plans

We sponsor a 401(k) defined contribution retirement plan that allows eligible employees to contribute a portion of their compensation through payroll deductions in accordance with specified plan guidelines. We make contributions to the plans that include matching a percentage of the employees’ contributions up to certain limits. Expenses related to this plan totaled approximately $95,000 and $71,000 for the years ended December 31, 2017 and 2016, respectively.

Note 8 — Stockholders’ Equity

The Company has authorized 50,000,000 shares of common stock, of which 13,522,168 were issued and 13,488,714 outstanding at December 31, 2017; 13,546,171 shares were issued and outstanding as of December 31, 2016, respectively.

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

The following table summarizes the Company’s warrant activity:

	Common Unit Warrants
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding – December 31, 2016	2,524,376	$6.67	2.50
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding – December 31, 2017	2,524,376	$6.67	1.50
Exercisable – December 31, 2017	2,524,376	$6.67	1.50

The intrinsic value of the common stock warrants was approximately $19,000 as of December 31, 2017, and $114,000 as of December 31, 2016.

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

On June 2, 2016, 307,666 shares of restricted stock were issued to employees and were recorded at the fair value of $5.25 as per the initial offering price. In addition, on January 20, 2017, 10,000 shares of restricted stock were issued to one employee and were recorded at the fair value of $4.99 per share. The shares vest 25% per year over a four-year vesting period and are being recognized as expense on a straight-line basis over the vesting period of the awards. Stock compensation expense of approximately $406,000 and $236,000 was recognized for the years ended December 31, 2017 and 2016, respectively. Unrecognized stock compensation expense was approximately $960,000 as of December 31, 2017, which will be recognized over the remaining vesting period. As of December 31, 2017, 84,807 shares were available to be granted under the 2016 Plan and 500,000 shares were available to be granted under the 2017 Plan.

The Company recognizes forfeitures as they occur rather than estimating a forfeiture rate. The reduction of stock compensation expense related to the 5,000 shares forfeited for the year ended in December 31, 2017 was approximately $7,000.

A summary of the restricted stock activity for the year ended December 31, 2017 is presented as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2016	412,914	$5.04
Granted	10,000	4.99
Vested	(180,914)	4.24
Forfeited	(5,000)	5.25
Unvested balance at December 31, 2017	237,000	$5.64

 Treasury Stock

The Company accounts for purchases of treasury stock under the cost method with the cost of such share purchases reflected in treasury stock in the accompanying condensed balance sheet. As of December 31, 2017, the Company had 33,454 treasury shares.

Note 9 — Income Taxes

The income tax provision (benefit) consisted of the following:

	For The Years Ended
	December 31,
	2017	2016
Current – federal	—	—
Current – state	—	—
Deferred – federal	(767,337)	(137,616)
Deferred – state	(114,049)	(11,666)
	(881,386)	(149,282)
Change in valuation allowance	881,386	149,282
Income tax provision (benefit)	$—	$—

 For the years ended December 31, 2017 and December 31, 2016, the expected tax expense (benefit) based on the statutory rate is reconciled with the actual tax expense (benefit) as follows:

	For The Years Ended
	December 31,
	2017	2016
U.S. federal statutory rate	(35.0)%	(35.0)%
State taxes, net of federal benefit	(2.7)%	(3.4)%
Permanent differences	3.2%	(4.7)%
Change in tax rates	14.4%	0.0%
Other	(3.7)%	0.0%
Change in valuation allowance	23.8%	43.1%

Income tax provision (benefit)	0.0%	0.0%

As of December 31, 2017 and December 31, 2016, the Company’s net deferred tax asset consisted of the effects of temporary differences attributable to the following:

	December 31,
	2017	2016
Net operating losses	$793,864	$—
Stock-based compensation	68,730	274,553
Depreciation and amortization	12,473	(56,926)
Accrued expenses and reserves	77,532	45,115
Prepaid expenses	(6,911)	(33,259)
Customer deposits	17,779	5,696
Research and development credit	155,320	—
Other, net	4,550	6,772
Deferred tax asset, net	1,123,337	241,951
Valuation allowance	(1,123,337)	(241,951)
Deferred tax asset, net of valuation allowance	—	—

The Company has federal tax net operating loss carryforwards of approximately $3,263,000 as of December 31, 2017 and state net operating loss carryforwards spread across various jurisdictions with a combined total of approximately $2,264,000 as of December 31, 2017. These net operating loss carryforwards, if not used to reduce taxable income in future periods, will begin to expire in 2029, for both federal and state tax purposes.  Additionally, the Company also has federal Research and Development tax credit carryforwards of approximately $156,000 as of December 31, 2017.  These credit carryforwards, if not used in future periods, will begin to expire in 2029.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the future generation of taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and taxing strategies in making this assessment.  Based on this assessment, management has established a full valuation allowance against all of the net deferred tax assets for each period, since it is more likely than not that all of the deferred tax assets will not be realized.  The valuation allowance for the years ended December 31, 2017 and 2016 increased by approximately $881,000 and $149,000, respectively.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2017 and 2016. The Company does not expect any significant changes in its unrecognized tax benefits within 12 months of the reporting date. The Company has U.S. federal and certain state tax returns subject to examination by tax authorities beginning with those filed for the year ended December 31, 2014. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of operations.

On December 22, 2017, the United States enacted tax reform legislation known as the H.R.1, commonly referred to as the “Tax Cuts and Jobs Act” (the “Act”), resulting in significant modifications to existing law. The Company has completed the accounting for the effects of the Act during this period. Our financial statements for the year ended December 31, 2017, reflect certain effects of the Act which includes a reduction in the corporate tax rate from 35% to 21%, as well as other changes. As a result of the changes to tax laws and tax rates under the Act, the Company incurred an incremental increase in income tax expense of approximately $562,000 during the year ended December 31, 2017, which consisted primarily of the remeasurement of deferred tax assets and liabilities from 35% to 21%. This incremental amount was offset by a change to the Company’s valuation allowance resulting in no net effect.

Note 10 — Subsequent Events

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

Evaluation of Disclosure Control and Procedures

As of December 31, 2017, the end of the period covered by this Annual Report on Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2017, the end of the period covered by this Annual Report on Form 10-K, we maintained effective disclosure controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our internal control over financial reporting. Our management used the updated Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to perform this evaluation. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2017.

As an emerging growth company, our independent registered accounting firm is not required to issue an attestation report on our internal control over financial reporting.

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

The information required by this item will be set forth in the Proxy Statement for our 2018 Annual Meeting and is incorporated into this report by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item will be set forth in the Proxy Statement for our 2018 Annual Meeting and is incorporated into this report by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREOWNERS MATTERS

Our 2016 and 2017 Equity Incentive Plans were each approved by our stockholders. The following table provides certain information regarding the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Securities Holders	—	—	584,807
Equity Compensation Plans Not Approved by Securities Holders	—	—	—
Total	—	—	584,807

The other information required by this item will be set forth in the Proxy Statement for our 2018 Annual Meeting and is incorporated into this report by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the Proxy Statement for our 2018 Annual Meeting and is incorporated into this report by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in the Proxy Statement for our 2018 Annual Meeting and is incorporated into this report by reference.

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

The Exhibit Index beginning on page 63 of this Annual Report on Form 10-K is incorporated by reference to this Item 15.

Item 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSUS HEALTHCARE, INC.

Date: February 15, 2018	/s/ Joseph C. Sardano
Joseph C. Sardano
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Joseph Sardano	Chief Executive Officer and Chairman	February 15, 2018
Joseph Sardano	(Principal Executive Officer)

/s/ Arthur Levine	Chief Financial Officer	February 15, 2018
Arthur Levine	(Principal Financial and Accounting Officer)

/s/ John Heinrich	Director	February 15, 2018
John Heinrich

/s/ William H. McCall	Director	February 15, 2018
William H. McCall

/s/ Samuel O’Rear	Director	February 15, 2018
Samuel O’Rear

/s/ Anthony B. Petrelli	Director	February 15, 2018
Anthony B. Petrelli

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of December 12, 2011, by and between Sensus Healthcare, LLC and Sensus Healthcare, LLC – incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

2.2	Plan of Conversion of Sensus Healthcare, LLC – incorporated by reference to Exhibit 2.2 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

3.1	Amended and Restated Certificate of Incorporation of Sensus Healthcare, Inc. – incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (filed 3/25/16)(No. 333-209451).

3.2	Bylaws of Sensus Healthcare, Inc. – incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

4.1	Warrant Agreement of Sensus Healthcare, LLC, dated as of February 1, 2013, by and among Anderson Strudwick, Inc., Investors Capital Alliance, LLC and Sensus Healthcare, LLC – Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

4.2	Assignment of Warrant Agreement, dated as of March 31, 2012, by and among Anderson Strudwick, Inc., Investors Capital Alliance, LLC and Sensus Healthcare, LLC – Incorporated by reference to Exhibit 4.2 of the Company’s Amendment No. 4 to Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

4.3	Amendment No. 1 to Warrant Agreement of Sensus Healthcare, LLC, dated as of March 31, 2016, by and between Sensus Healthcare, Inc. and Investors Capital Alliance, LLC – incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-1 (filed 5/19/16)(No. 333-209451).

4.4	Amendment No. 2 to Warrant Agreement of Sensus Healthcare, LLC, dated as of April 30, 2016, by and between Sensus Healthcare, Inc. and Investors Capital Alliance, LLC – incorporated by reference to Exhibit 4.6 of the Company’s Amendment No. 4 to Registration Statement on Form S-1 (filed 5/19/16) (No. 333-209451).

4.5	Amendment No. 3 to Warrant Agreement of Sensus Healthcare, LLC, dated as of May 27, 2016, by and between Sensus Healthcare, Inc. and Investors Capital Alliance, LLC – incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q (filed 8/15/16)(No. 001-37714).

4.6	Form of Warrant Agreement of Sensus Healthcare, LLC, dated as of February 1, 2013, by and between Sensus Healthcare, LLC and certain investors – incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

4.7	Form of Representatives’ Warrant to Purchase Units– incorporated by reference to Exhibit 4.7 of the Company’s Amendment No. 4 to Registration Statement on Form S-1 (filed 5/19/16) (No. 333-209451).

4.8	Form of Indenture – incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3 (filed 11/6/17)(No. 333-221371).

10.1+	Sensus Healthcare, LLC 2013 Option Plan – Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

10.2	Amended and Restated Loan and Security Agreement by and between Sensus Healthcare, LLC and Silicon Valley Bank, dated as of March 12, 2013 – incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

10.3	Default Waiver and First Amendment to Amended and Restated Loan and Security Agreement by and between Sensus Healthcare, LLC and Silicon Valley Bank, dated May 12, 2015 – incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

10.4	Second Amendment and Restated Loan and Security Agreement by and between Sensus Healthcare, Inc. and Silicon Valley Bank, dated September 21, 2016 – incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (filed 11/7/16)(No. 001-37714).

10.5	Office Lease Agreement, dated as of July 26, 2010, by and between Rexall Sundown, Inc. and Sensus Healthcare, LLC – incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

10.6	Amendment to Lease, dated as of January 27, 2014, by and between Rexall Sundown, Inc. and Sensus Healthcare, LLC– incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

10.7	Commercial Lease, dated as of July 7, 2016, by and between BREF 851, LLC and Sensus Healthcare, Inc. – incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (filed 11/7/16)(No. 001-37714).

10.8+	Sensus Healthcare, Inc. 2016 Equity Incentive Plan – incorporated by reference to Exhibit 10.14 of the Company’s Amendment No. 1 to Registration Statement on Form S-1 (filed 3/10/16)(No. 333-209451).

10.9+	Form of Non-Qualified Option Grant Agreement – incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

10.10+	Equity Grant Agreement, dated as of July 30, 2015, by and among Arthur Levine, Sensus Healthcare, LLC and certain contributing members named therein – incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

10.11+	Employment Agreement between Sensus Healthcare, Inc. and Joseph C. Sardano – incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

10.12+	Employment Agreement between Sensus Healthcare, Inc. and Kalman Fishman – incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

10.13+	Employment Agreement between Sensus Healthcare, Inc. and Arthur Levine – incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

10.14#	Manufacturing Agreement, dated as of July 20, 2010, by and between RbM Services, LLC and Sensus Healthcare, LLC – incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

10.15+	Amendment to Equity Grant Agreement, dated as of November 16, 2016, by and among Arthur Levine, Sensus Healthcare, LLC and certain contributing members named therein.

10.16	Sensus Healthcare, Inc. 2017 Equity Incentive Plan – incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (filed 6/9/17)(No. 001-37714).

10.17	Second Amended and Restated Loan and Security Agreement – incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on From 10-Q (filed 8/4/17)(No. 001-37714).

10.18	Second Amendment to Second Amended and Restated Loan and Security Agreement – incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on From 10-Q (filed 11/6/17)(No. 001-37714).

10.19	Third Amendment to Second Amended and Restated Loan and Security Agreement – incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on From 10-Q (filed 11/6/17)(No. 001-37714).

10.20+	Form of Restricted Stock Award Agreement incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-8 (filed 11/6/17)(No. 333-221372).

14.1	Sensus Healthcare, Inc. Code of Ethics – incorporated by reference to Exhibit 14.1 of the of the Company’s Amendment No. 1 to Registration Statement on Form S-1 (filed 3/10/16)(No. 333-209451).

21.1	Subsidiaries – Incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K (filed 3/10/17)(No. 001-37714).

23.1*	Consent of Registered Independent Accounting Firm.

23.2*	Consent of Registered Independent Accounting Firm.

31.1*	Certification of Joseph C. Sardano, Chairman and Chief Executive Officer of Sensus Healthcare, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Arthur Levine, Chief Financial Officer of Sensus Healthcare, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Joseph C. Sardano, Chairman and Chief Executive Officer of Sensus Healthcare, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Arthur Levine, Chief Financial Officer of Sensus Healthcare, Inc., Pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

+	Indicates a management contract or compensatory plan.

#	Portions of exhibit have been granted confidential treatment by the SEC.

*	Filed electronically herewith.