Form 10-Q
period 2018-03-31
Sensus Healthcare, Inc.
filed 2018-05-08
CIK 1494891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

As of April 28, 2018, 13,568,002 shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

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

Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K, as well as:

●	our ability to achieve and sustain profitability;

●	market acceptance of the SRT-100 product line;

●	our ability to successfully commercialize our products, including the SRT-100;

●	our ability to compete effectively in selling our products and services, including responding to technological change and cost containment efforts of our customers;

●	the regulatory requirements applicable to us and our competitors, including any adverse regulatory action taken against us;

●	our need and ability to obtain additional financing in the future, as well as complying with the restrictions our existing revolving credit facility imposes;

●	our ability to expand, manage and maintain our direct sales and marketing organizations;

●	our actual financial results may vary significantly from forecasts and from period to period;

●	our ability to successfully develop new products, improve or enhance existing products or acquire complementary products, technologies, services or businesses;

●	our ability to obtain and maintain intellectual property of sufficient scope to adequately protect our products, including the SRT-100, and our ability to avoid infringing or otherwise violating the intellectual property rights of third parties;

●	market risks regarding consolidation in the healthcare industry;

●	the willingness of healthcare providers to purchase our products if coverage, reimbursement and pricing from third party payors for procedures using our products declines;

●	the level and availability of government and third-party payor reimbursement for clinical procedures using our products;

●	our ability to effectively manage our anticipated growth, including hiring and retaining qualified personnel;

●	our ability to manufacture our products to meet demand;

●	our reliance on third party manufacturers and sole- or single-source suppliers;

●	our ability to reduce the per unit manufacturing cost of the SRT-100;

●	our ability to efficiently manage our manufacturing processes;

●	the regulatory and legal risks, and certain operating risks, that our international operations subject us to;

●	off label use of our products;

●	the fact that product quality issues or product defects may harm our business;

●	the accuracy of our financial statements and accounting estimates, including allowances for accounts receivable and inventory obsolescence;

●	any product liability claims;

●	limited trading in our shares and the concentration of ownership of our shares;

●	cyberattacks and other data breaches and the adverse effect on our reputation;

●	new legislation, administrative rules, or executive orders, including those that impact taxes and international trade regulation;

●	the provisions in our certificate of incorporation, bylaws, or Delaware law that discourage takeovers or that limit certain disputes to be brought exclusively in the Delaware Court of Chancery;

●	the concentration of sales in our customers in the U.S. and China; and

●	our ability to manage the risk of the foregoing.

However, other factors besides those listed in Item 1A Risk Factors in our Annual Report on Form 10-K or discussed in this Form 10-Q also could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us or on our behalf speak only as of the date they are made. We do not undertake to update any forward-looking statement, except as required by applicable law.

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SENSUS HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31,	As of December 31,
	2018	2017
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$9,516,479	$10,085,468
Accounts receivable, net	8,062,946	4,958,255
Inventories	1,233,454	1,171,383
Investment in debt securities	—	1,104,635
Prepaid and other current assets	477,533	566,972
Total Current Assets	19,290,412	17,886,713
Property and Equipment, Net	605,235	394,078
Patent Rights, Net	506,026	530,123
Deposits	26,936	24,272
Total Assets	$20,428,609	$18,835,186
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$4,155,764	$4,067,894
Product warranties	140,045	146,722
Deferred revenue, current portion	663,643	652,242
Total Current Liabilities	4,959,452	4,866,858
Revolving Credit Facility	4,215,633	2,214,970
Deferred Revenue, Net of Current Portion	66,687	73,083
Total Liabilities	9,241,772	7,154,911
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, 5,000,000 shares authorized and none issued and outstanding	—	—
Common stock, $0.01 par value – 50,000,000 authorized; 13,601,456 issued and 13,568,002 outstanding at March 31, 2018; 13,522,168 issued and 13,488,714 outstanding at December 31, 2017	136,014	135,221
Additional paid-in capital	23,813,323	23,181,641
Treasury stock, 33,454 shares at cost, at March 31, 2018 and December 31, 2017, respectively	(133,816)	(133,816)
Accumulated deficit	(12,628,684)	(11,502,771)
Total Stockholders’ Equity	11,186,837	11,680,275
Total Liabilities and Stockholders’ Equity	$20,428,609	$18,835,186

See accompanying notes to the unaudited condensed consolidated financial statements.

SENSUS HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
	2018	2017

Revenues	$5,955,462	$4,354,349
Cost of Sales	2,015,200	1,499,701
Gross Profit	3,940,262	2,854,648
Operating Expenses
Selling and marketing	2,214,911	2,263,481
General and administrative	1,342,253	1,043,953
Research and development	1,497,618	1,135,426
Total Operating Expenses	5,054,782	4,442,860
Loss From Operations	(1,114,520)	(1,588,212)
Other Income (Expense)
Interest income	22,022	22,720
Interest expense	(33,415)	(6,641)
Other Income (Expense), net	(11,393)	16,079
Net Loss	$(1,125,913)	$(1,572,133)
Net loss per share – basic and diluted	$(0.08)	$(0.12)
Weighted average number of shares used in computing net loss per share – basic and diluted	13,331,553	13,219,170

See accompanying notes to the unaudited condensed consolidated financial statements.

SENSUS HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2018

	Common Stock		Additional	Treasury Stock
	Shares	Amount	Paid-In Capital	Shares	Amount	Accumulated Deficit	Total
December 31, 2017	13,522,168	$135,221	$23,181,641	(33,454)	$(133,816)	$(11,502,771)	$11,680,275
Stock based compensation	50,000	500	541,108	—	—	—	541,608
Exercise of warrants	29,288	293	90,574				90,867

Net loss	—	—	—	—	—	(1,125,913)	(1,125,913)
March 31, 2018 (unaudited)	13,601,456	$136,014	$23,813,323	(33,454)	$(133,816)	$(12,628,684)	$11,186,837

See accompanying notes to the unaudited condensed consolidated financial statements.

SENSUS HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2018	2017
Cash Flows From Operating Activities
Net loss	$(1,125,913)	$(1,572,133)
Adjustments to reconcile net income (loss) to net cash and cash equivalents used in operating activities:
Bad debt expense	2,345	169,054
Depreciation and amortization	100,534	94,157
Provision for product warranties	36,790	80,122
Stock based compensation	541,608	104,070
Decrease (increase) in:
Accounts receivable	(3,107,036)	(1,290,900)
Inventories	(62,071)	(282,406)
Prepaid and other current assets	86,775	(256,274)
Increase (decrease) in:
Accounts payable and accrued expenses	87,870	559,423
Deferred revenue	5,005	(297,879)
Product warranties	(43,467)	(68,300)
Total Adjustments	(2,351,647)	(1,188,933)
Net Cash Used In Operating Activities	(3,477,560)	(2,876,066)
Cash Flows from Investing Activities
Acquisition of property and equipment	$(287,594)	$(144,492)
Investment in debt securities - held to maturity	—	(1,840,228)
Investments matured	1,104,635	1.500,000
Net Cash Provided By (Used In) Investing Activities	817,041	(484,720)
Cash Flows from Financing Activities
Exercise of warrants	90,867	—
Revolving credit facility, net	2,000,663	1,500,000
Net Cash Provided By Financing Activities	2,091,530	1,344,532
Net Decrease in Cash and Cash Equivalents	(568,991)	(1,901,254)
Cash and Cash Equivalents – Beginning	10,085,468	5,042,477
Cash and Cash Equivalents – Ending	$9,516,479	$3,141,223
Supplemental Disclosure of Cash Flow Information
Interest Paid	$33,415	$6,641

See accompanying notes to the unaudited condensed consolidated financial statements.

SENSUS HEALTHCARE, INC.
NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

Note 1 — Organization and Summary of Significant Accounting Policies

Description of the Business

Sensus Healthcare, Inc. (the “Company”) is a manufacturer of superficial radiation therapy devices and has established a distribution and marketing network to sell the devices to healthcare providers globally. The Company was organized on May 7, 2010 as a limited liability corporation. On January 1, 2016, the Company completed a corporate conversion pursuant to which Sensus Healthcare, Inc. succeeded to the business of Sensus Healthcare, LLC. In February 2018, the Company opened a wholly-owned subsidiary in Israel. The Company operates as one segment based at its corporate headquarters located in Boca Raton, Florida.

Basis of Presentation

The accompanying unaudited condensed financial statements in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and the rules and regulations of the U.S. Securities and Exchange Commission, or SEC. Accordingly, they do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America for complete financial statements. The interim financial information is unaudited, but reflects all normal adjustments and accruals which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s Form 10-K, filed with the SEC. The results for the three months ended March 31, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018, any other interim periods, or any future year or period.

Principles of consolidation

The accompanying condensed consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiary in Israel. All inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates to which it is reasonably possible that a change could occur in the near term include, inventory reserves, receivable allowances, recoverability of long lived assets and estimation of the Company’s product warranties. Actual results could differ from those estimates.

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” using the modified retrospective method. The adoption of this standard did not result in a significant change to the Company’s historical revenue recognition policies and there were no necessary adjustments required to retained earnings upon adoption.

Under ASC 606, a performance obligation is a promise within a contract to transfer a distinct good or service, or a series of distinct goods and services, to a customer. Revenue is recognized when performance obligations are satisfied and the customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for goods or services. Under the standard, a contract’s transaction price is allocated to each distinct performance obligation. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identifies the contracts with a customer; (ii) identifies the performance obligations within the contract, including whether they are distinct and capable of being distinct in the context of the contract; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations in the contract; and (v) recognizes revenue when, or as, the Company satisfies each performance obligation.

The Company’s revenue consists of sales of the Company’s devices and services related to repairing and maintaining the devices. The agreement for the sale of the devices and the service contract are usually signed at the same time and in some instances a service contract is signed on a stand-alone basis. Revenue for service contracts is recognized over the service contract period on a straight-line basis. The Company determined that in practice no significant discount is given on the service contract when it is offered with the device purchase as compared to when it is sold on a stand-alone basis, by comparing the median selling price of the service contract as stand-alone and the median selling price of the service contract when sold together with the device. The service level provided is identical when the service contract is purchased stand-alone or together with the device; there is no termination provision in the service contract nor any penalties in practice for cancellation of the service contract. The service contract is not considered a performance obligation until it is paid, and it does not provide a material right for a significant discount when purchased with the device. The service portion of a sales contract or a stand alone service contract is accounted for over the period of time of the service contract only when the customer exercises the option by paying for the service contract. For the three months ended March 31, 2018, service contract revenue was approximately 7% of total revenues.

The Company operates in a highly-regulated environment and is continually entering into new markets in which regulatory approval is sometimes required prior to the customer being able to use the product. In these cases, where regulatory approval is pending, revenue is deferred until such time as regulatory approval is obtained.

Deferred revenue consists of payments from customers for long term separately priced service contracts and deposits on products. Deferred revenue as of March 31, 2018 and December 31, 2017 was as follows:

	As of March 31,	As of December 31,
	2018	2017
	(unaudited)
Service contracts	$575,158	$570,242
Deposits on products	88,485	82,000
Total deferred revenue, current portion	$663,643	$652,242
Service contracts, net of current portion	66,687	73,083
Total deferred revenue	$730,330	$725,325

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

Segment and Geographical Information

The Company’s revenue is generated primarily from customers in the United States, which represented approximately 100% and 99% for the three months ended March 31, 2018 and 2017, respectively. A customer in the US accounted for approximately 75% and 51% of revenues for the three months ended March 31, 2018 and 2017, respectively, and approximately 93% and 87% of the accounts receivable as of March 31, 2018 and December 31, 2017, respectively.

Cash and Cash Equivalents

The Company maintains its cash and cash equivalents with financial institutions which balances exceed the federally insured limits. Federally insured limits are $250,000 for deposits. As of March 31, 2018 and December 31, 2017, the Company had approximately $9,255,000 and $9,952,000, respectively in excess of federally insured limits.

For purposes of the statement of cash flows, the Company considers all highly liquid financial instruments with a maturity of three months or less when purchased to be a cash equivalent.

Investments

Short-term investments consist of investments which the Company expects to convert into cash within one year and long-term investments after one year. The Company classifies its investments in debt securities at the time of purchase as held-to-maturity and reevaluates such classification on a quarterly basis. Held-to-maturity investments consist of securities that the Company has the intent and ability to retain until maturity. These securities are carried at amortized cost plus accrued interest and consist of the following:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Short-Term:
Corporate bonds	$602,599	$—	$256	$602,343
United States Treasury bonds	502,036	—	332	501,704
Total Short Term:	1,104,635	—	588	1,104,047

Total Investments December 31, 2017	$1,104,635	$—	$588	$1,104,047

There were no investments as of March 31, 2018.

Accounts Receivable

The Company does business and extends credit based on an evaluation of each customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The allowance for doubtful accounts was approximately $16,000 as of March 31, 2018 and December 31, 2017. Bad debt expense for the three months ended March 31, 2018 and 2017 was approximately $2,000 and $169,000, respectively.

Inventories

Inventories consist of finished product and components and are stated at the lower of cost or net realizable value, determined using the first-in-first-out method.

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

	For the Three Months Ended March 31,
	2018	2017
Stock options	3,660	—
Warrants	—	4,025
Unvested shares	—	39,509

Advertising Costs

Advertising and promotion expenses are charged to expense as incurred. Advertising and promotion expense included in selling and marketing expense in the accompanying statements of operations amounted to approximately $522,000 and $733,000 for the three months ended March 31, 2018 and 2017, respectively.

Recently issued and Adopted accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 eliminated transaction- and industry-specific revenue recognition guidance under current GAAP and replaced it with a principle based approach for determining revenue recognition. ASU 2014-09 requires that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. In April 2016, the FASB also issued ASU 2016-10, Identifying Performance Obligations and Licensing, implementation guidance on principal versus agent, identifying performance obligations, and licensing. ASU 2016-10 is effective for reporting periods beginning after December 15, 2017. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company adopted the new revenue recognition standard in the first quarter of 2018 using the full retrospective method. There was not a material impact to revenues as a result of applying ASC 606 for the three months ended March 31, 2018, and there have not been significant changes to our business processes, systems, or internal controls as a result of implementing the standard.

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

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718) – Scope of Modification Accounting. The amendments included in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this update will be applied prospectively to an award modified on or after the adoption date. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company adopted this standard in the first quarter of 2018 and it did not have a material impact on its financial statements.

Note 2 — Property and Equipment

	As of March 31,	As to December 31,	Estimated
	2018	2017	Useful Lives
	(unaudited)
Operations and rental equipment	$652,573	$542,639	3 years
Tradeshow and demo equipment	436,247	271,275	3 years
Computer equipment	106,987	94,298	3 years
	1,195,807	908,212
Less accumulated depreciation	(590,572)	(514,134)
Property and Equipment, Net	$605,235	$394,078

Depreciation expense was approximately $76,000 and $70,000 for the three months ended March 31, 2018 and 2017, respectively.

Note 3 — Patent Rights

	As to March 31,	As of December 31,
	2018	2017
	(unaudited)
Gross carrying amount	$1,253,018	$1,253,018
Less accumulated amortization	(746,992)	(722,895)
Patent Rights, Net	506,026	530,123

Amortization expense was approximately $24,000 for the three months ended March 31, 2018 and 2017. As of March 31, 2018, future remaining amortization expense is as follows:

Year
2018 (April 1 – December 31, 2018)	$72,280
2019	96,386
2020	96,386
2021	96,386
2022	96,386
Thereafter	48,202
Total	$506,026

Note 4 — Revolving Credit Facility

On March 12, 2013, the Company entered into a two-year $3 million revolving credit facility. The credit facility was amended and extended effective March 12, 2015 through May 12, 2017. The maximum borrowing was reduced to $1,500,000 and was limited by the Company’s eligible borrowing base of 80% of eligible accounts receivable. On September 21, 2016, a second amendment to the credit facility extended the facility through September 21, 2017, increased the maximum borrowing to $2,000,000 and expanded the eligible accounts receivables to include certain international receivables. The Company was not in compliance in April and May 2017 with one of its financial covenants. On June 27, 2017, the covenant defaults were waived and the agreement was amended to modify the financial covenants effective June 2017. An amendment signed on September 15, 2017 extended the maturity date of the credit line through November 19, 2017. On October 31, 2017, the Company amended its revolving credit facility to extend the maturity to October 31, 2019 and to amend the financial covenants. The availability under the amended facility will equal the lesser of the $5 million commitment amount or the borrowing base plus the $2.5 million non-formula sublimit. The borrowing base consists of 80% of eligible accounts receivable, as defined in the agreement.

Interest, at Prime plus 0.75% (5.50% at March 31, 2018) and Prime plus 1.50% on non-formula borrowings (6.25% at March 31, 2018), is payable monthly, and the outstanding principal and interest are due on the maturity date. The facility is secured by all of the Company’s assets and limits the amount of additional indebtedness, restricts the sale, disposition or transfer of assets of the Company and requires the maintenance of a certain monthly adjusted quick ratio restrictive covenant, as defined in the agreement. The Company was in compliance with its financial covenants as of March 31, 2018 and December 31, 2017. Approximately $4,216,000 was outstanding under the revolving credit facility at March 31, 2018 and $2,215,000 at December 31, 2017. The Company pays commitment fees of 0.25% per annum on the average unused portion of the line of credit.

Note 5 — Product Warranties

Changes in product warranty liability were as follows for the three months ended March 31, 2018:

Balance, beginning of period	$146,722
Warranties accrued during the period	36,790
Payments on warranty claims	(43,467)
Balance, end of period	$140,045

Note 6 — Commitment and Contingencies

Operating Lease Agreements

In July 2016, the Company renewed its lease with an unrelated third party for its headquarters office. The renewal was effective September 1, 2016 and expanded the office space being occupied. The lease expires in September 2022 and lease payments increase by 3% annually. In February 2017 and January 2018, the Company signed amendments to expand further the leased office space. The Company’s Israeli subsidiary also leases office space starting in February 2018. Future minimum lease payments as of March 31, 2018 are as follows:

Year	Minimum Lease Payment
2018	164,000
2019	217,000
2020	224,000
2021	231,000
2022	177,000
Total	$1,008,000

Rental expense for three months ended March 31, 2018 and 2017 was approximately $53,000 and $40,000, respectively.

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

Purchases from this manufacturer totaled approximately $1,137,000 and $1,275,000 for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, and December 31, 2017 approximately $986,000 and $829,000, respectively, was due to this manufacturer, which is presented in accounts payable and accrued expenses in the accompanying balance sheets.

Legal contingencies

The Company is party to certain legal proceedings in the ordinary course of business. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and related contingencies.

Note 7 — Employee Benefit Plans

We sponsor a 401(k) defined contribution retirement plan that allows eligible employees to contribute a portion of their compensation through payroll deductions in accordance with specified plan guidelines. We make contributions to the plans that include matching a percentage of the employees’ contributions up to certain limits. Expenses related to this plan totaled approximately $24,000 and $0 for the three months ended March 31, 2018 and 2017, respectively.

Note 8 — Stockholders’ Equity

The Company has authorized 50,000,000 shares of common stock, of which 13,601,456 were issued and 13,568,002 outstanding at March 31, 2018; 13,522,168 shares were issued and 13,488,714 were outstanding as of December 31, 2017.

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

Warrants

In April 2013, the closing date of the second common offering, the Company’s placement agent received investor rights to 5 year warrants to purchase 86,376 common shares of the Company at an exercise price of $4.55 per unit, which was equal to 110% of the offering price. During the three months ended March 31, 2018, 73,309 of the warrants were exercised, and 13,067 warrants expired.

In June 2016, from the Company’s IPO, the investors received three-year warrants to purchase 2,300,000 shares of common stock at an exercise price of $6.75 per share; the warrants are exercisable through June 2, 2019. Following the first anniversary of the date of issuance, if certain conditions are met, the Company may redeem any and all of the outstanding warrants at a price equal to $0.01 per warrant.

In addition, the underwriter’s representatives for the IPO received four-year warrants to purchase up to 138,000 units, consisting of one share of common stock and one warrant to purchase one share of common stock. The warrants for the units are exercisable between June 2, 2017 and June 2, 2021 at an exercise price of $6.75 per unit.

The following table summarizes the Company’s warrant activity:

	Common Unit Warrants
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding – December 31, 2017	2,524,376	$6.67	1.50
Granted	—	—	—
Exercised	(73,309)	4.55	—
Expired	(13,067)	4.55	—
Outstanding – March 31, 2018	2,438,000	$6.75	1.30
Exercisable – March 31, 2018	2,438,000	$6.75	1.30

The intrinsic value of the common stock warrants was approximately $0 and $19,000 as of March 31, 2018, and December 31, 2017, respectively.

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

On June 2, 2016, 307,666 shares of restricted stock were issued to employees and were recorded at the fair value of $5.25 as per the initial offering price. In addition, on January 20, 2017, 10,000 shares of restricted stock were issued to one employee and were recorded at the fair value of $4.99 per share. The restricted shares vest 25% per year over a four-year vesting period and are being recognized as expense on a straight-line basis over the vesting period of the awards.

On January 25, 2018, 80,000 fully vested shares were granted to the nonemployee directors, and 229,334 stock options with a four year vesting period were granted to employees. The shares were recorded at the fair value of $5.55 per share for a total of $444,000 and the stock options were valued using a Black Scholes model at $3.52 per option using the assumptions noted in the following table.

	2018
Expected volatility	67.8%
Risk-free interest rate	2.5%
Expected life	6.25	years
Dividend yield	0.0%

The Company recognizes forfeitures as they occur rather than estimating a forfeiture rate. The reduction of stock compensation expense related to the 30,000 shares forfeited for the three months ended in March 31, 2018 was approximately $39,000.

A summary of the restricted stock activity is presented as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2017	237,000	$5.24
Granted	—	—
Vested	(2,500)	4.99
Forfeited	(30,000)	5.25
Unvested balance at March 31, 2018	204,500	$5.24

The following table summarizes the Company’s stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding – December 31, 2017	—	$—	—
Granted	229,334	3.52	4.00
Exercised	—	—	—
Expired	—	—	—
Outstanding – March 31, 2018	229.334	$3.52	3.83
Exercisable – March 31, 2018	—	—	—

The intrinsic value of the stock options was approximately $21,000 and $0 as of March 31, 2018, and December 31, 2017, respectively.

Stock compensation expense of approximately $541,000 and $104,000 was recognized for the three months ended March 31, 2018 and 2017, respectively. Unrecognized stock compensation expense was approximately $1,584,000 as of March 31, 2018, which will be recognized over the remaining vesting period. As of March 31, 2018, no shares were available to be granted under the 2016 Plan and 305,473 shares were available to be granted under the 2017 Plan.

Treasury Stock

The Company accounts for purchases of treasury stock under the cost method with the cost of such share purchases reflected in treasury stock in the accompanying condensed balance sheet. As of March 31, 2018, the Company had 33,454 treasury shares.

Note 9 — Income Taxes

Book income before taxes was negative for the three months ended March 31, 2018. Tax expense for the three months ended March 31, 2018 and 2017 was $0.

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

As of March 31, 2018, the Company has U.S. federal and certain state tax returns subject to examination, beginning with those filed for the year 2014.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the information set forth within the financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and with our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017 (“Annual Report”). The statements in this discussion regarding our expectations of our future performance, liquidity and capital resources, our plans, estimates, beliefs and expectations that involve risks and uncertainties, and other non-historical statements in this discussion, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Please see the Introductory Note and Item 1A. Risk Factors of our Annual Report, as updated in our subsequent quarterly reports filed on Form 10-Q, and in our other filings made from time to time with the SEC after the date of this report.

Overview

The Company was formed in 2010 to design, manufacture and market proprietary medical devices specializing in the treatment of non-melanoma skin cancers and other skin conditions, such as keloids, with superficial radiation therapy. In February 2018, the Company opened a subsidiary in Israel.

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

Results of Operations

	For the Three Months Ended March 31,
	2018	2017

Revenues	$5,955,462	$4,354,349
Cost of Sales	2,015,200	1,499,701
Gross Profit	3,940,262	2,854,648
Operating Expenses
Selling and marketing	2,214,911	2,263,481
General and administrative	1,342,253	1,043,953
Research and development	1,497,618	1,135,426
Total Operating Expenses	5,054,782	4,442,860
Loss From Operations	(1,114,520)	(1,588,212)
Other Income (Expense)
Interest income	22,022	22,720
Interest expense	(33,415)	(6,641)
Other Income (Expense), net	(11,393)	16,079
Net Loss	$(1,125,913)	$(1,572,133)

Three months ended March 31, 2018 compared to the three months ended March 31, 2017

Revenue. Revenue was $5,955,462 for the three months ended March 31, 2018 compared to $4,354,349 for the three months ended March 31, 2017, an increase of $1,601,113, or 36.8%. The growth in revenue was primarily attributable to an increase in sales of the higher priced SRT-100 Vision product in the current quarter.

Cost of sales. Cost of sales was $2,015,200 for the three months ended March 31, 2018 compared to $1,499,701 for the three months ended March 31, 2017, an increase of $515,499, or 34.4%. The increase in cost of sales was due to the increase in sales.

Gross profit. Gross profit was $3,940,262 for the three months ended March 31, 2018 compared to $2,854,648 for the three months ended March 31, 2017 an increase of $1,085,614, or 38.0%. Our overall gross profit percentage was 66.2% in the three months ended March 31, 2018 compared to 65.6% in the corresponding period in 2017.

Selling and marketing. Selling and marketing expense was $2,214,911 for the three months ended March 31, 2018 compared to $2,263,481 for the three months ended March 31, 2017, a decrease of $48,570, or 2.1%. The decrease was primarily attributable to reduced spending on tradeshows and a decrease in advertising expense offset by an increase in commission expense attributable to the increase in sales.

General and administrative. General and administrative expense was $1,342,253 for the three months ended March 31, 2018 compared to $1,043,953 for the three months ended March 31, 2017, an increase of $298,300, or 28.6%. The net increase was due to stock compensation expense for shares granted during the quarter, partially offset by a reduction in bad debts.

Research and development. Research and development expense was $1,497,618 for the three months ended March 31, 2018 compared to $1,135,426 for the three months ended March 31, 2017, an increase of $362,192, or 31.9%. The increase in research and development spending was primarily attributable to new R&D projects.

Other income (expense). We incur interest expense in connection with our secured credit facility with Silicon Valley Bank and earn interest income from our investment in held-to-maturity securities.

Financial Condition

Our cash, cash equivalent and investment balance decreased from $11.2 million at December 31, 2017 to $9.5 million at March 31, 2018, primarily as a result of the operating loss of $1.1 million during the first three months of 2018.

Borrowings under the revolving line of credit as of March 31, 2018 were approximately $4.2 million.

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

Cash flows

The following table provides a summary of our cash flows for the periods indicated:

	For the Three Months Ended March 31,
	(unaudited)
	2018	2017
Net Cash Provided by (Used In):
Operating Activities	$(3,477,560)	$(2,761,066)
Investing Activities	817,041	(484,720)
Financing Activities	2,091,530	1,344,532
Total	$(568,989)	$(1,901,254)

Cash flows from operating activities

Net cash used in operating activities was $3,477,560 for the three months ended March 31, 2018, consisting of a net loss of $1,125,913 and an increase in net operating assets of $3,032,923, partially offset by non-cash charges of $681,277. The increase in net operating assets was primarily due to the increase in sales resulting in an increase in accounts receivable. Non-cash charges consisted of stock compensation expense, depreciation and amortization, bad debts and warranty provision. Net cash used in operating activities was $2,761,066 for the three months ended March 31, 2017, primarily due to the increase in accounts receivable as well as an increase in inventories and deferred revenue.

Cash flows from investing activities

Net cash provided by investing activities was $817,041 due to the maturity of debt securities held-to-maturity for $1,104,635, offset by $287,594 for the acquisition of property and equipment during the three months ended March 31, 2018. Cash used in investing activities was $484,720 for the three months ended March 31, 2017 due to the purchase of debt securities held-to-maturity for $1,840,228 and $144,492 for acquisition of property and equipment, offset by maturity of deb securities held-to-maturity of $1,500,000.

Cash flows from financing activities

Net cash provided by financing activities was $2,091,530 during the three months ended March 31, 2018, mostly from the $2,000,663 borrowing from our revolving credit facility. Net cash provided by financing activities was $1,344,532 during the three months ended March 31, 2017, mainly from $1,500,000 in borrowing from our revolving credit facility.

Indebtedness

Silicon Valley Bank Secured Credit Facility

On March 12, 2013, the Company entered into a two-year $3 million revolving credit facility. The credit facility was amended and extended effective March 12, 2015 through May 12, 2017. The maximum borrowing was reduced to $1,500,000 and was limited by the Company’s eligible borrowing base of 80% of eligible accounts receivable. On September 21, 2016, a second amendment to the credit facility extended the facility through September 21, 2017, increased the maximum borrowing to $2,000,000 and expanded the eligible accounts receivables to include certain international receivables. The Company was not in compliance in April and May 2017 with one of its financial covenants. On June 27, 2017, the covenant defaults were waived and the agreement was amended to modify the financial covenants effective June 2017. An amendment signed on September 15, 2017 extended the maturity date of the credit line through November 19, 2017. On October 31, 2017, the Company amended its revolving credit facility to extend the maturity to October 31, 2019 and to amend the financial covenants. The availability under the amended facility will equal the lesser of the $5 million commitment amount or the borrowing base plus the $2.5 million non-formula sublimit. The borrowing base consists of 80% of eligible accounts receivable, as defined in the agreement.

Interest, at Prime plus 0.75% (5.50% at March 31, 2018) and Prime plus 1.50% on non-formula borrowings (6.25% at March 31, 2018), is payable monthly, and the outstanding principal and interest are due on the maturity date. The facility is secured by all of the Company’s assets and limits the amount of additional indebtedness, restricts the sale, disposition or transfer of assets of the Company and requires the maintenance of a certain monthly adjusted quick ratio restrictive covenant, as defined in the agreement. The Company was in compliance with its financial covenants as of March 31, 2018 and December 31, 2017. Approximately $4,216,000 was outstanding under the revolving credit facility at March 31, 2018 and $2,215,000 at December 31, 2017. The Company pays commitment fees of 0.25% per annum on the average unused portion of the line of credit.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and do not currently have, any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S., or GAAP. We have identified certain accounting policies as critical to understanding our financial condition and results of our operations. For a detailed discussion on the application of these and other accounting policies, see the notes to our financial statements and our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, for the year ended December 31, 2017.

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

Evaluation of Disclosure Control and Procedures

As of March 31, 2018, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of March 31, 2018, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

An investment in our securities involves risks. You should carefully consider the risk factors as previously disclosed in our Form 10-K filed with the SEC for the year ended December 31, 2017, as updated in our subsequent quarterly reports, together with the other information in this Quarterly Report on Form 10-Q, including the financial statements and related notes, before deciding whether to purchase, hold, or sell our securities. The occurrence of any of these risks could harm our business, financial condition, or results of operations or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. There have been no material changes to the risk factors as previously disclosed in our Form 10-K filed with the SEC for the year ended December 31, 2017, the discussion of which is specifically incorporated by reference into this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

In February 2018, we issued 29,288 shares of our common stock upon the exercise of warrants, of which 19,840 shares were exercised for cash and 9,448 shares were issued upon cashless exercise according to the terms of the warrants. The sale and issuance of these securities was deemed to be exempt from registration under the Security Act of 1933 in reliance on Section 4(a)(2) thereunder.

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

We received total net proceeds from the IPO of approximately $10.5 million after deducting underwriting discounts and commissions of approximately $0.9 million and other offering expenses of approximately $1.4 million. We have used approximately $2.6 million for the payment of dividends to former preferred investors and approximately $7.3 million to fund our operations.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on June 2, 2016.

(c) Purchases of Equity Securities by The Registrant and Affiliated Purchases.

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

10.1	Employment Agreement between Sensus Healthcare, Inc. and Michael Sardano

31.1	Certification of Joseph C. Sardano, Chairman and Chief Executive Officer of Sensus Healthcare, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Arthur Levine, Chief Financial Officer of Sensus Healthcare, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Joseph C. Sardano, Chairman and Chief Executive Officer of Sensus Healthcare, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Arthur Levine, Chief Financial Officer of Sensus Healthcare, Inc., Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSUS HEALTHCARE, INC.

Date: May 8, 2018	/s/ Joseph C. Sardano
Joseph C. Sardano
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2018	/s/ Arthur Levine
Arthur Levine
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)