Form 10-Q
period 2018-06-30
Sensus Healthcare, Inc.
filed 2018-08-14
CIK 1494891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

As of July 31, 2018, 13,548,697 shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

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

Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K, as well as:

●	our ability to achieve and sustain profitability;

●	market acceptance of our products;

●	our ability to successfully commercialize our products, including the SRT-100;

●	our ability to compete effectively in selling our products and services, including responding to technological change and cost containment efforts of our customers;

●	the regulatory requirements applicable to us and our competitors, including any adverse regulatory action taken against us;

●	our need and ability to obtain additional financing in the future, as well as complying with the restrictions our existing revolving credit facility imposes;

●	our ability to expand, manage and maintain our direct sales and marketing organizations;

●	our actual financial results may vary significantly from forecasts and from period to period;

●	our ability to successfully develop new products, improve or enhance existing products or acquire complementary products, technologies, services or businesses;

●	our ability to obtain and maintain intellectual property of sufficient scope to adequately protect our products, including the SRT-100, and our ability to avoid infringing or otherwise violating the intellectual property rights of third parties;

●	market risks regarding consolidation in the healthcare industry;

●	the willingness of healthcare providers to purchase our products if coverage, reimbursement and pricing from third party payors for procedures using our products declines;

●	the level and availability of government and third-party payor reimbursement for clinical procedures using our products;

●	our ability to effectively manage our anticipated growth, including hiring and retaining qualified personnel;

●	our ability to manufacture our products to meet demand;

●	our reliance on third party manufacturers and sole- or single-source suppliers;

●	our ability to reduce the per unit manufacturing cost of our products;

●	our ability to efficiently manage our manufacturing processes;

●	the regulatory and legal risks, and certain operating risks, that our international operations subject us to;

●	off label use of our products;

●	the fact that product quality issues or product defects may harm our business;

●	the accuracy of our financial statements and accounting estimates, including allowances for accounts receivable and inventory obsolescence;

●	any product liability claims;

●	limited trading in our shares and the concentration of ownership of our shares;

●	cyberattacks and other data breaches and the adverse effect on our reputation;

●	new legislation, administrative rules, or executive orders, including those that impact taxes and international trade regulation;

●	the provisions in our certificate of incorporation, bylaws, or Delaware law that discourage takeovers or that limit certain disputes to be brought exclusively in the Delaware Court of Chancery;

●	the concentration of sales in our customers in the U.S. and China; and

●	our ability to manage the risk of the foregoing.

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

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SENSUS HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30,	As of December 31,
	2018	2017
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$8,012,776	$10,085,468
Accounts receivable, net	8,048,367	4,958,255
Inventories	1,568,424	1,171,383
Investment in debt securities	—	1,104,635
Prepaid and other current assets	1,158,952	566,972
Total Current Assets	18,788,519	17,886,713
Property and Equipment, Net	823,528	394,078
Patent Rights, Net	481,930	530,123
Deposits	26,836	24,272
Total Assets	$20,120,813	$18,835,186
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$4,069,133	$4,067,894
Product warranties	114,869	146,722
Deferred revenue, current portion	761,080	652,242
Total Current Liabilities	4,945,082	4,866,858
Revolving Credit Facility	4,215,633	2,214,970
Deferred Revenue, Net of Current Portion	293,714	73,083
Total Liabilities	9,454,429	7,154,911
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, 5,000,000 shares authorized and none issued and outstanding	—	—
Common stock, $0.01 par value – 50,000,000 authorized; 13,582,151 issued and 13,548,697 outstanding at June 30, 2018; 13,522,168 issued and 13,488,714 outstanding at December 31, 2017	135,821	135,221
Additional paid-in capital	23,833,713	23,181,641
Treasury stock, 33,454 shares at cost, at June 30, 2018 and December 31, 2017, respectively	(133,816)	(133,816)
Accumulated deficit	(13,169,334)	(11,502,771)
Total Stockholders’ Equity	10,666,384	11,680,275
Total Liabilities and Stockholders’ Equity	$20,120,813	$18,835,186

See accompanying notes to the unaudited condensed consolidated financial statements.

SENSUS HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

Revenues	$6,056,735	$4,968,165	$12,012,197	$9,322,514
Cost of Sales	2,116,108	1,553,932	4,131,308	3,053,633
Gross Profit	3,940,627	3,414,232	7,880,889	6,268,881
Operating Expenses
Selling and marketing	1,960,309	2,100,983	4,175,220	4,364,464
General and administrative	913,624	919,755	2,255,876	1,962,173
Research and development	1,565,424	1,159,322	3,063,042	2,294,747
Total Operating Expenses	4,439,357	4,180,060	9,494,138	8,621,384
Loss From Operations	(498,730)	(765,827)	(1,613,249)	(2,352,503)
Other Income (Expense)
Interest income	23,590	19,491	45,612	40,675
Interest expense	(65,511)	(17,774)	(98,926)	(24,415)
Other Income (Expense), net	(41,921)	1,717	(53,314)	16,260
Net Loss	$(540,651)	$(764,110)	$(1,666,563)	$(2,336,243)
Net Loss per share – basic and diluted	$(0.04)	$(0.06)	$(0.12)	$(0.18)
Weighted average number of shares used in computing net loss per share – basic and diluted	13,378,276	13,222,954	13,355,044	13,221,072

See accompanying notes to the unaudited condensed consolidated financial statements.

SENSUS HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2018

	Common Stock		Additional	Treasury Stock		Accumulated
	Shares	Amount	Paid-In Capital	Shares	Amount	Deficit	Total
December 31, 2017	13,522,168	$135,221	$23,181,641	(33,454)	$(133,816)	$(11,502,771)	$11,680,275
Stock based compensation	50,000	500	683,524	—	—	—	684,024
Surrender of shares for tax withholding on stock compensation	(19,305)	(193)	(122,026)	—	—	—	(122,219)
Exercise of warrants	29,288	293	90,574				90,867
Net loss	—	—	—	—	—	(1,666,563)	(1,666,563)
June 30, 2018 (unaudited)	13,582,151	$135,821	23,833,713	(33,454)	$(133,816)	$(13,169,334)	$10,666,384

See accompanying notes to the unaudited condensed consolidated financial statements.

SENSUS HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2018	2017
Cash Flows From Operating Activities
Net loss	$(1,666,563)	$(2,336,243)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Bad debt expense (recovery)	(13,280)	175,615
Depreciation and amortization	233,503	191,523
Provision for product warranties	49,416	141,322
Stock based compensation	684,024	201,033
Decrease (increase) in:
Accounts receivable	(3,076,832)	(1,861,733)
Inventories	(555,056)	(267,094)
Prepaid and other current assets	(594,545)	101,339
Increase (decrease) in:
Accounts payable and accrued expenses	1,240	802,727
Deferred revenue	329,469	(1,761)
Product warranties	(81,269)	(83,507)
Total Adjustments	(3,023,330)	(600,536)
Net Cash Used In Operating Activities	(4,689,893)	(2,936,779)
Cash Flows from Investing Activities
Acquisition of property and equipment	(456,745)	(218,931)
Investment in debt securities - held to maturity	—	(2,120,632)
Investments matured	1,104,635	3,300,000
Net Cash Provided By Investing Activities	647,890	960,437
Cash Flows from Financing Activities
Exercise of warrants	90,867	—
Revolving credit facility, net	2,000,663	1,447,970
Withholding taxes on stock compensation	(122,219)	(289,285)
Net Cash Provided By Financing Activities	1,969,311	1,158,685
Net Decrease in Cash and Cash Equivalents	(2,072,692)	(817,657)
Cash and Cash Equivalents – Beginning	10,085,468	5,042,477
Cash and Cash Equivalents – Ending	$8,012,776	$4,224,820
Supplemental Disclosure of Cash Flow Information
Interest Paid	$98,926	$24,415
Non Cash Investing and Financing Activities
Transfer of inventory to property and equipment	$158,016	$—
Transfer of property and equipment to inventory	$—	$35,393

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

Basis of Presentation

The accompanying unaudited condensed financial statements in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and the rules and regulations of the U.S. Securities and Exchange Commission, or SEC. Accordingly, they do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America for complete financial statements. The interim financial information is unaudited, but reflects all normal adjustments and accruals which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s Form 10-K, filed with the SEC. The results for the six months ended June 30, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018, any other interim periods, or any future year or period.

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

The Company’s revenue consists of sales of the Company’s devices and services related to maintaining and repairing the devices. The agreement for the sale of the devices and the service contract are usually signed at the same time and in some instances a service contract is signed on a stand-alone basis. Revenue for service contracts is recognized over the service contract period on a straight-line basis. The Company determined that in practice no significant discount is given on the service contract when it is offered with the device purchase as compared to when it is sold on a stand-alone basis, by comparing the median selling price of the service contract as stand-alone and the median selling price of the service contract when sold together with the device. The service level provided is identical when the service contract is purchased stand-alone or together with the device. There is no termination provision in the service contract nor any penalties in practice for cancellation of the service contract. The service contract is not considered a performance obligation until it is paid, and it does not provide a material right for a significant discount when purchased with the device. The service portion of a sales contract or a stand-alone service contract is accounted for over the period of time of the service contract only when the customer exercises the option by paying for the service contract. For the three and six months ended June 30, 2018, service contract revenue was approximately 9.2% and 8.2% of total revenues, respectively.

The Company operates in a highly-regulated environment in which regulatory approval is sometimes required prior to the customer being able to use the product, primarily in the U.S. dermatology market. In these cases, where regulatory approval is pending, revenue is deferred until such time as regulatory approval is obtained.

Deferred revenue as of June 30, 2018 and December 31, 2017 was as follows:

	As of June 30,	As of December 31,
	2018	2017
	(unaudited)
Service contracts	$622,662	$570,242
Deposits on products	138,418	82,000
Total deferred revenue, current portion	$761,080	$652,242
Service contracts, net of current portion	293,714	73,083
Total deferred revenue	$1,054,794	$725,325

The Company provides warranties, generally for one year, in conjunction with the sale of its product. These warranties entitle the customer to repair, replacement, or modification of the defective product subject to the terms of the respective warranty. The Company records an estimate of future warranty claims at the time the Company recognizes revenue from the sale of the product based upon management’s estimate of the future claims rate.

Shipping and handling costs are expensed as incurred and are included in cost of sales.

Segment and Geographical Information

The Company’s revenue is generated primarily from customers in the United States, which represented approximately 94% and 99% for the three months ended June 30, 2018 and 2017, respectively, and approximately 97% and 99% for the six months ended June 30, 2018 and 2017, respectively. A customer in the US accounted for approximately 68% and 52% of revenues for the three months ended June 30, 2018 and 2017, respectively, and approximately 71% and 52% for the six months ended June 30, 2018 and 2017, respectively, and 94% and 87% of the accounts receivable as of June 30, 2018 and December 31, 2017, respectively.

Cash and Cash Equivalents

The Company maintains its cash and cash equivalents with financial institutions which balances exceed the federally insured limits. Federally insured limits are $250,000 for deposits. As of June 30, 2018 and December 31, 2017, the Company had approximately $7,807,000 and $9,952,000, respectively in excess of federally insured limits.

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

There were no investments as of June 30, 2018.

Accounts Receivable

The Company does business and extends credit based on an evaluation of each customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The allowance for doubtful accounts was approximately $0 and $16,000 as of June 30, 2018 and December 31, 2017. Bad debt expense (recovery) for the three months ended June 30, 2018 and 2017 was approximately ($16,000) and $14,000, respectively, and for the six months ended June 30, 2018 and 2017 was approximately ($14,000) and $176,000, respectively.

Inventories

Inventories consist of finished product and components and are stated at the lower of cost or net realizable value, determined using the first-in-first-out method.

Earnings Per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period. The diluted net income per share is computed by giving effect to all potential dilutive common share equivalents outstanding for the period, using the treasury stock method for options and warrants, as well as unvested restricted shares. In periods when the Company has incurred a net loss, options, warrants and unvested shares are considered common share equivalents but have been excluded from the calculation of diluted net loss per share as their effect is antidilutive. Shares were excluded as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Shares	21,494	—	1,687	2,409
Stock options	33,962	—	19,991	—

Advertising Costs

Advertising and promotion expenses are charged to expense as incurred. Advertising and promotion expense included in selling expense in the accompanying statements of operations amounted to approximately $310,000 and $324,000 for the three months ended June 30, 2018 and 2017, respectively, and $832,000 and $1,057,000 for the six months ended June 30, 2018 and 2017, respectively.

Recently issued and Adopted accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 eliminated transaction- and industry-specific revenue recognition guidance under current GAAP and replaced it with a principle based approach for determining revenue recognition. ASU 2014-09 requires that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. In April 2016, the FASB also issued ASU 2016-10, Identifying Performance Obligations and Licensing, implementation guidance on principal versus agent, identifying performance obligations, and licensing. ASU 2016-10 is effective for reporting periods beginning after December 15, 2017. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company adopted the new revenue recognition standard in the first quarter of 2018 using the full retrospective method. There was not a material impact to revenues as a result of applying ASC 606 for the six months ended June 30, 2018, and there have not been significant changes to the Company’s business processes, systems, or internal controls as a result of implementing the standard.

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

Note 2 — Property and Equipment

	As of June 30,	As to December 31,	Estimated
	2018	2017	Useful Lives
	(unaudited)
Operations and rental equipment	$711,924	$542,639	3 years
Tradeshow and demo equipment	704,061	271,275	3 years
Computer equipment	106,987	94,298	3 years
	1,522,972	908,212
Less accumulated depreciation	(699,444)	(514,134)
Property and Equipment, Net	$823,528	$394,078

Depreciation expense was approximately $109,000 and $73,000, for the three months ended June 30, 2018 and 2017, respectively, and approximately $185,000 and $143,000, for the six months ended June 30, 2018 and 2017, respectively.

Note 3 — Patent Rights

	As of June 30,	As of December 31,
	2018	2017
	(unaudited)
Gross carrying amount	$1,253,018	$1,253,018
Less accumulated amortization	(771,088)	(722,895)
Patent Rights, Net	481,930	530,123

Amortization expense was approximately $24,000 for the three months ended June 30, 2018 and 2017, and approximately $48,000 for the six months ended June 30, 2018 and 2017. As of June 30, 2018, future remaining amortization expense is as follows:

Year
2018 (July 1 – December 31, 2018)	$48,193
2019	96,386
2020	96,386
2021	96,386
2022	96,386
Thereafter	48,193
Total	$481,930

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

Interest, at Prime plus 0.75% (5.75% at June 30, 2018) and Prime plus 1.50% on non-formula borrowings (6.50% at June 30, 2018), is payable monthly, and the outstanding principal and interest are due on the maturity date. The facility is secured by all of the Company’s assets and limits the amount of additional indebtedness, restricts the sale, disposition or transfer of assets of the Company and requires the maintenance of a certain monthly adjusted quick ratio restrictive covenant, as defined in the agreement. The Company was in compliance with its financial covenants as of June 30, 2018 and December 31, 2017. Approximately $4,216,000 was outstanding under the revolving credit facility at June 30, 2018 and $2,215,000 at December 31, 2017. The Company pays commitment fees of 0.25% per annum on the average unused portion of the line of credit.

Note 5 — Product Warranties

Changes in product warranty liability were as follows for the six months ended June 30, 2018:

Balance, beginning of period	$146,722
Warranties accrued during the period	49,416
Payments on warranty claims	(81,269)
Balance, end of period	$114,869

Note 6 — Commitment and Contingencies

Operating Lease Agreements

In July 2016, the Company renewed its lease with an unrelated third party for its headquarters office. The renewal was effective September 1, 2016 and expanded the office space being occupied. The lease expires in September 2022 and lease payments increase by 3% annually. In February 2017 and January 2018, the Company signed amendments to expand further the leased office space. The Company’s Israeli subsidiary also leases office space starting in February 2018. Future minimum lease payments as of June 30, 2018 are as follows:

Year	Minimum Lease Payment
2018	106,000
2019	218,000
2020	224,000
2021	231,000
2022	177,000
Total	$956,000

Rental expense for the three months ended June 30, 2018 and 2017 was approximately $56,000 and $46,000, respectively, and for the six months ended June 30, 2018 and 2017 was approximately $109,000 and $85,000, respectively.

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

Purchases from this manufacturer totaled approximately $687,000 and $216,000 for the three months ended June 30, 2018 and 2017, respectively, and approximately $1,825,000 and $1,492,000 for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, and December 31, 2017 approximately $967,000 and $829,000, respectively, was due to this manufacturer, which is presented in accounts payable and accrued expenses in the accompanying balance sheets.

Legal contingencies

The Company is party to certain legal proceedings in the ordinary course of business. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and related contingencies.

In November 2015, the Company learned that the Department of Justice (the “Department”) had commenced an investigation of the billing to Medicare by a physician who had treated patients with the Company’s SRT-100. The Company received a Civil Investigative Demand from the Department seeking documents and written responses in connection with that investigation. The Company has fully cooperated with the investigation. The Department has advised the Company that it was considering expanding the investigation to determine whether the Company had any involvement in the physician’s use of certain reimbursement codes. The Company disputes that it has engaged in any wrongdoing with respect to such reimbursement claims; among other things, the Company does not submit claims for reimbursement or provide coding or billing advice to physicians. To the Company’s knowledge, the Department has made no determination as to whether the Company engaged in any wrongdoing, or whether to pursue any legal action against the Company.  Should the Department decide to pursue legal action, the Company believes it has strong and meritorious defenses and will vigorously defend itself.  At this time, the Company is unable to estimate the cost associated with this matter.

Note 7 — Employee Benefit Plans

We sponsor a 401(k) defined contribution retirement plan that allows eligible employees to contribute a portion of their compensation through payroll deductions in accordance with specified plan guidelines. We make contributions to the plans that include matching a percentage of the employees’ contributions up to certain limits. Expenses related to this plan totaled approximately $24,000 and $0 for the three months ended June 30, 2018 and 2017, respectively, and approximately $48,000 and $0 for the six months ended June 30, 2018 and 2017, respectively.

Note 8 — Stockholders’ Equity

The Company has authorized 50,000,000 shares of common stock, of which 13,582,151 were issued and 13,548,697 outstanding at June 30, 2018; 13,522,168 shares were issued and 13,488,714 were outstanding as of December 31, 2017.

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

Warrants

In April 2013, the closing date of the second common offering, the Company’s placement agent received investor rights to 5 year warrants to purchase 86,376 common shares of the Company at an exercise price of $4.55 per unit, which was equal to 110% of the offering price. During the first quarter of 2018, 73,309 of the warrants were exercised, and 13,067 warrants expired.

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

The following table summarizes the Company’s warrant activity:

	Common Unit Warrants
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding – December 31, 2017	2,524,376	$6.67	1.50
Granted	—	—	—
Exercised	(73,309)	4.55	—
Expired	(13,067)	4.55	—
Outstanding – June 30, 2018	2,438,000	$6.75	1.05
Exercisable – June 30, 2018	2,438,000	$6.75	1.05

The intrinsic value of the common stock warrants was approximately $1,243,000 and $19,000 as of June 30, 2018, and December 31, 2017, respectively.

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

On January 25, 2018, 80,000 fully vested shares were granted to the nonemployee directors, and 229,334 stock options with a four-year vesting period were granted to employees. The shares were recorded at the fair value of $5.55 per share for a total of $444,000 and the stock options were valued using a Black Scholes model at $3.52 per option using the assumptions noted in the following table.

	2018
Expected volatility	67.8%
Risk-free interest rate	2.5%
Expected life	6.25	years
Dividend yield	0.0%

The Company recognizes forfeitures as they occur rather than estimating a forfeiture rate. The reduction of stock compensation expense related to the forfeitures was approximately $39,000 and $7,000 for the six months ended June 30, 2018 and 2017, respectively.

A summary of the restricted stock activity is presented as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2017	237,000	$5.24
Granted	—	—
Vested	(68,166)	5.24
Forfeited	(30,000)	5.25
Unvested balance at June 30, 2018	138,834	$5.24

The following table summarizes the Company’s stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding – December 31, 2017	—	$—	—
Granted	229,334	3.52	4.00
Exercised	—	—	—
Expired	—	—	—
Outstanding – June 30, 2018	229,334	$3.52	3.58
Exercisable – June 30, 2018	—	—	—

The intrinsic value of the stock options was approximately $392,000 and $0 as of June 30, 2018, and December 31, 2017, respectively.

Stock compensation expense of approximately $142,000 and $97,000 was recognized for the three months ended June 30, 2018 and 2017, respectively, and approximately $684,000 and $201,000 for the six months ended June 30, 2017, respectively. Unrecognized stock compensation expense was approximately $1,441,000 as of June 30, 2018, which will be recognized over the remaining vesting period. As of June 30, 2018, no shares were available to be granted under the 2016 Plan and 305,473 shares were available to be granted under the 2017 Plan.

Treasury Stock

The Company accounts for purchases of treasury stock under the cost method with the cost of such share purchases reflected in treasury stock in the accompanying condensed balance sheet. As of June 30, 2018, the Company had 33,454 treasury shares.

Note 9 — Income Taxes

Book income before taxes was negative for the three and six months ended June 30, 2018. Tax expense for the three and six months ended June 30, 2018 and 2017 was $0.

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

As of June 30, 2018, the Company has U.S. federal and certain state tax returns subject to examination, beginning with those filed for the year 2014.

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

The SRT-100 is a photon x-ray low energy superficial radiotherapy system that provides patients an alternative to surgery for treating non-melanoma skin cancers, including basal cell and squamous cell skin cancers and other skin conditions such as keloids. The SRT-100 may be used to treat primary lesions that would otherwise be difficult to treat or require extensive surgery involving sensitive areas of the head and neck regions, such as the fold in the nose, eyelids, lips, corner of the mouth, and the lining of the ear, which could lead to a less than desirable cosmetic outcome. Superficial radiation therapy treatment procedures do not require the use of anesthetics and eliminates the need for skin grafting. The SRT-100 provides healthcare providers and patients with a safe, virtually painless, and substantially non-scarring treatment option for non-melanoma skin cancer and other skin conditions, such as keloids. It allows dermatologists to retain non-melanoma skin cancer patients, rather than referring them to specialists, while offering radiation oncologists an alternative to costly linear accelerator–based treatments with a process that is less invasive, more time-efficient, and improves practice economics. Our revenue is primarily derived from sales of our SRT-100 product line, which includes the SRT-100 Vision that offers additional features most notably high-frequency ultrasound for imaging.

Components of our results of operations

We manage our business globally within one reportable segment, which is consistent with how our management reviews our business, prioritizes investment and resource allocation decisions and assesses operating performance.

Results of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

Revenues	$6,056,735	$4,968,165	$12,012,197	$9,322,514
Cost of Sales	2,116,108	1,553,932	4,131,308	3,053,633
Gross Profit	3,940,627	3,414,232	7,880,889	6,268,881
Operating Expenses
Selling and marketing	1,960,309	2,100,983	4,175,220	4,364,464
General and administrative	913,624	919,755	2,255,876	1,962,173
Research and development	1,565,424	1,159,322	3,063,042	2,294,747
Total Operating Expenses	4,439,357	4,180,060	9,494,138	8,621,384
Loss From Operations	(498,730)	(765,827)	(1,613,249)	(2,352,503)
Other Income (Expense)
Interest income	23,590	19,491	45,612	40,675
Interest expense	(65,511)	(17,774)	(98,926)	(24,415)
Other Income (Expense), net	(41,921)	1,717	(53,314)	16,260
Net Loss	$(540,651)	$(764,110)	$(1,666,563)	$(2,336,243)

Three months ended June 30, 2018 compared to the three months ended June 30, 2017

Revenue. Revenue was $6,056,735 for the three months ended June 30, 2018 compared to $4,968,165 for the three months ended June 30, 2017, an increase of $1,088,570, or 21.9%. The growth in revenue was primarily attributable to an increase in sales of the higher priced SRT-100 Vision product in the current quarter.

Cost of sales. Cost of sales was $2,116,108 for the three months ended June 30, 2018 compared to $1,553,932 for the three months ended June 30, 2017, an increase of $562,176, or 36.2%. The increase in cost was due to the increase in sales.

Gross profit. Gross profit was $3,940,627 for the three months ended June 30, 2018 compared to $3,414,232 for the three months ended June 30, 2017, an increase of $526,395, or 15.4%. Our overall gross profit percentage was 65.1% in the three months ended June 30, 2018 compared to 68.7% in the corresponding period in 2017. The decrease in gross margin percentage was primarily due to a decrease in the average selling price.

Selling and marketing. Selling and marketing expense was $1,960,309 for the three months ended June 30, 2018 compared to $2,100,983 for the three months ended June 30, 2017, a decrease of $140,675, or 6.7%. The decrease was primarily attributable to lower spending on marketing activities.

General and administrative. General and administrative expense was $913,624 for the three months ended June 30, 2018 compared to $919,755 for the three months ended June 30, 2017, a decrease of $6,132, or 0.7%.

Research and development. Research and development expense was $1,565,424 for the three months ended June 30, 2018 compared to $1,159,322 for the three months ended June 30, 2017, an increase of $406,103, or 35.0%. The increase in research and development spending was primarily attributable to the continuation and acceleration of R&D projects.

Other income (expense). We incur interest expense in connection with our secured credit facility with Silicon Valley Bank and interest income from our investment in held-to-maturity securities. Interest expense increased in 2018 with the increase in borrowings on the line of credit.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017

Revenue. Revenue was $12,012,197 for the six months ended June 30, 2018 compared to $9,322,514 for the six months ended June 30, 2017, an increase of $2,689,682, or 28.9%. The growth in revenue was primarily attributable to an increase in sales of the higher priced SRT-100 Vision product.

Cost of sales. Cost of sales was $4,131,308 for the six months ended June 30, 2018 compared to $3,053,633 for the six months ended June 30, 2017, an increase of $1,077,675, or 35.3%. The increase in cost was due to the increase in sales.

Gross profit. Gross profit was $7,880,889 for the six months ended June 30, 2018 compared to $6,268,881 for the six months ended June 30, 2017, an increase of $1,612,007, or 25.7%. Our overall gross profit percentage was 65.6% in the six months ended June 30, 2018 compared to 67.2% in the corresponding period in 2017. The decrease in gross margin percentage was primarily due to the decrease in average selling price.

Selling and marketing. Selling and marketing expense was $4,175,220 for the six months ended June 30, 2018 compared to $4,364,464 for the six months ended June 30, 2017, a decrease of $189,244, or 4.3%. The decrease was primarily attributable to lower spending on marketing activities.

General and administrative. General and administrative expense was $2,255,876 for the six months ended June 30, 2018 compared to $1,962,173 for the six months ended June 30, 2017, an increase of $293,703, or 15.0%. The net increase was due primarily to a non-recurring stock compensation expense of $444,000, offset by a decrease in bad debt expense and professional fees.

Research and development. Research and development expense was $3,063,042 for the six months ended June 30, 2018 compared to $2,294,747 for the six months ended June 30, 2017, an increase of $768,295, or 33.5%. The increase in research and development spending was primarily attributable to continuation and acceleration of R&D projects.

Other income (expense). We incur interest expense in connection with our secured credit facility with Silicon Valley Bank and interest income from our investment in held-to-maturity securities. Interest expense increased in 2018 with the increase in borrowings on the line of credit.

Financial Condition

Our cash, cash equivalent and investment balance decreased from $11.2 million at December 31, 2017 to $8.0 million at June 30, 2018, primarily as a result of the operating loss of $1.7 million during the six months ended in June 30, 2018 as well as the increase in accounts receivable as a result of higher sales and longer payment terms to certain customers.

Borrowings under the revolving line of credit as of June 30, 2018 were approximately $4.2 million, an increase of $2.0 million since December 31, 2017.

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

Cash flows

The following table provides a summary of our cash flows for the periods indicated:

	For the Six Months Ended June 30,
	(unaudited)
	2018	2017
Net Cash Provided by (Used In):
Operating Activities	$(4,689,893)	$(2,936,779)
Investing Activities	647,890	960,437
Financing Activities	1,969,311	1,158,685
Total	$(2,072,692)	$(817,657)

Cash flows from operating activities

Net cash used in operating activities was $4,689,893 for the six months ended June 30, 2018, consisting of a net loss of $1,666,563 and an increase in net operating assets of $3,9764,993, partially offset by non-cash charges of $953,664. The increase in net operating assets was primarily due to the increase in accounts receivable from higher sales and longer payment terms to certain customers, increase in inventories and prepaid and other current assets as well as an increase in deferred revenue. Non-cash charges consisted of stock compensation expense, depreciation and amortization, bad debts and warranty provision. Net cash used in operating activities was $2,936,779 for the six months ended June 30, 2017, primarily due to the increase in accounts receivable and inventories as well as an increase in accounts payable and accrued expenses.

Cash flows from investing activities

Net cash provided by investing activities was $647,890 due to the maturity of debt securities held-to-maturity for $1,104,635, offset by $456,745 for the acquisition of property and equipment during the six months ended June 30, 2018. Net cash provided by investing activities was $960,437 for the six months ended June 30, 2017 maturity of debt securities held-to-maturity of $3,300,000, offset by the purchase of debt securities held-to-maturity for $2,120,632 and $218,931 for acquisition of property and equipment.

Cash flows from financing activities

Net cash provided by financing activities was $1,969,311 during the six months ended June 30, 2018, mostly from the $2,000,663 borrowing from our revolving credit facility. Net cash provided by financing activities was $1,158,685 during the six months ended June 30, 2017, mainly from $1,447,970 in borrowing from our revolving credit facility.

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

Interest, at Prime plus 0.75% (5.75% at June 30, 2018) and Prime plus 1.50% on non-formula borrowings (6.50% at June 30, 2018), is payable monthly, and the outstanding principal and interest are due on the maturity date. The facility is secured by all of the Company’s assets and limits the amount of additional indebtedness, restricts the sale, disposition or transfer of assets of the Company and requires the maintenance of a certain monthly adjusted quick ratio restrictive covenant, as defined in the agreement. The Company was in compliance with its financial covenants as of June 30, 2018 and December 31, 2017. Approximately $4,216,000 was outstanding under the revolving credit facility at June 30, 2018 and $2,215,000 at December 31, 2017. The Company pays commitment fees of 0.25% per annum on the average unused portion of the line of credit.

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

Evaluation of Disclosure Control and Procedures

As of June 30, 2018, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of June 30, 2018, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

The Company is party to certain legal proceedings in the ordinary course of business. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and related contingencies. See Note 6, Legal Contingencies.

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

(a) Sales of Unregistered Securities

There were no unregistered sales of securities during the three months ended June 30, 2018.

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

We received total net proceeds from the IPO of approximately $10.5 million after deducting underwriting discounts and commissions of approximately $0.9 million and other offering expenses of approximately $1.4 million. We have used approximately $2.6 million for the payment of dividends to former preferred investors and approximately $7.9 million to fund our operations.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on June 2, 2016.

(c) Purchases of Equity Securities by the Registrant and Affiliated Purchases.

The table below summarizes the number of shares of our common stock that were withheld to satisfy the tax withholding obligations for restricted stock that vested during the three months ended June 30, 2018.

ISSUER PURCHASES OF EQUITY SECURITIES

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1 – April 30, 2018	—	$—	—	—
May 1 – May 31, 2018	—	—	—	—
June 1 – June 30, 2018	19,305	6.33	—	—
Total	19,305	$6.33	—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification of Joseph C. Sardano, Chairman and Chief Executive Officer of Sensus Healthcare, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Arthur Levine, Chief Financial Officer of Sensus Healthcare, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Joseph C. Sardano, Chairman and Chief Executive Officer of Sensus Healthcare, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Arthur Levine, Chief Financial Officer of Sensus Healthcare, Inc., Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSUS HEALTHCARE, INC.

Date: August 14, 2018	/s/ Joseph C. Sardano
Joseph C. Sardano
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2018	/s/ Arthur Levine
Arthur Levine
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)