Form 10-Q
period 2018-09-30
Sensus Healthcare, Inc.
filed 2018-11-06
CIK 1494891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

As of October 31, 2018, 16,085,461 shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SENSUS HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30,	As of December 31,
	2018	2017
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$17,121,319	$10,085,468
Accounts receivable, net	10,658,661	4,958,255
Inventories	1,972,046	1,171,383
Investment in debt securities	—	1,104,635
Prepaid and other current assets	1,349,635	566,972
Total Current Assets	31,101,661	17,886,713
Property and Equipment, Net	959,332	394,078
Patent Rights, Net	457,833	530,123
Deposits	24,272	24,272
Total Assets	$32,543,098	$18,835,186
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$4,889,874	$4,067,894
Deferred revenue, current portion	808,374	652,242
Product warranties	111,915	146,722
Total Current Liabilities	5,810,163	4,866,858
Revolving Credit Facility	—	2,214,970
Deferred Revenue, Net of Current Portion	533,960	73,083
Total Liabilities	6,344,123	7,154,911
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, 5,000,000 shares authorized and none issued and outstanding	—	—
Common stock, $0.01 par value – 50,000,000 authorized; 16,118,915 issued and 16,085,461 outstanding at September 30, 2018; 13,522,168 issued and 13,488,714 outstanding at December 31, 2017	161,189	135,221
Additional paid-in capital	39,799,045	23,181,641
Treasury stock, 33,454 shares at cost, at September 30, 2018 and December 31, 2017, respectively	(133,816)	(133,816)
Accumulated deficit	(13,627,443)	(11,502,771)
Total Stockholders’ Equity	26,198,975	11,680,275
Total Liabilities and Stockholders’ Equity	$32,543,098	$18,835,186

See accompanying notes to the unaudited condensed consolidated financial statements.

SENSUS HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues	$6,333,996	$4,795,616	$18,346,193	$14,118,130
Cost of Sales	2,165,345	1,577,715	6,296,653	4,631,263
Gross Profit	4,168,651	3,217,901	12,049,540	9,486,867
Operating Expenses
Selling and marketing	1,971,539	1,844,199	6,146,759	6,211,124
General and administrative	907,746	837,972	3,163,621	2,798,198
Research and development	1,712,725	1,501,157	4,775,767	3,795,477
Total Operating Expenses	4,592,010	4,183,328	14,086,147	12,804,799
Loss From Operations	(423,359)	(965,427)	(2,036,607)	(3,317,932)
Other Income (Expense)
Interest income	23,010	18,642	68,620	59,318
Interest expense	(57,759)	(18,902)	(156,685)	(43,316)
Other Income (Expense), net	(34,749)	(260)	(88,065)	16,002
Net Loss	$(458,108)	$(965,687)	$(2,124,672)	$(3,301,930)
Net Loss per share – basic and diluted	$(0.03)	$(0.07)	$(0.16)	$(0.25)
Weighted average number of shares used in computing net loss per share – basic and diluted	13,781,506	13,251,714	13,498,760	13,231,398

See accompanying notes to the unaudited condensed consolidated financial statements.

SENSUS HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

	Common Stock		Additional	Treasury Stock		Accumulated
	Shares	Amount	Paid-In Capital	Shares	Amount	Deficit	Total
December 31, 2017	13,522,168	$135,221	$23,181,641	(33,454)	$(133,816)	$(11,502,771)	$11,680,275
Issuance of common stock for cash, net of offering cost	2,536,764	25,368	15,822,291				15,847,659
Stock based compensation	50,000	500	822,994	—	—	—	823,494
Surrender of shares for tax withholding on stock compensation	(19,305)	(193)	(118,455)	—	—	—	(118,648)
Exercise of warrants	29,288	293	90,574				90,867
Net loss	—	—	—	—	—	(2,124,672)	(2,124,672)
September 30, 2018 (unaudited)	16,118,915	$161,189	39,799,046	(33,454)	$(133,816)	$(13,627,443)	$26,198,975

See accompanying notes to the unaudited condensed consolidated financial statements.

SENSUS HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Cash Flows From Operating Activities
Net loss	$(2,124,672)	$(3,301,930)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Bad debt expense (recovery)	(13,280)	175,695
Depreciation and amortization	427,426	294,906
Provision for product warranties	72,494	174,723
Stock based compensation	823,494	303,465
Decrease (increase) in:
Accounts receivable	(5,687,126)	(2,146,942)
Inventories	(958,677)	(438,290)
Prepaid and other current assets	(782,664)	424,500
Increase (decrease) in:
Accounts payable and accrued expenses	821,979	964,837
Deferred revenue	617,009	(197,774)
Product warranties	(107,300)	(104,725)
Total Adjustments	(4,786,645)	(549,605)
Net Cash Used In Operating Activities	(6,911,317)	(3,851,535)
Cash Flows from Investing Activities
Acquisition of property and equipment	(762,375)	(240,734)
Investment in debt securities - held to maturity	—	(264,365)
Investments matured	1,104,635	4,816,000
Net Cash Provided By Investing Activities	342,260	4,310,901
Cash Flows from Financing Activities
Offering of common stock	17,249,995	—
Offering cost	(1,402,336)	—
Revolving credit facility, net	(2,214,970)	1,625,970
Withholding taxes on stock compensation	(118,648)	(289,286)
Exercise of warrants	90,867	—
Net Cash Provided By Financing Activities	13,604,908	1,336,684
Net Increase in Cash and Cash Equivalents	7,035,851	1,796,050
Cash and Cash Equivalents – Beginning	10,085,468	5,042,477
Cash and Cash Equivalents – Ending	$17,121,319	$6,838,527
Supplemental Disclosure of Cash Flow Information
Interest Paid	$143,901	$43,316
Non Cash Investing and Financing Activities
Transfer of inventory to property and equipment	$158,016	$—
Transfer of property and equipment to inventory	$—	$35,393

See accompanying notes to the unaudited condensed consolidated financial statements.

SENSUS HEALTHCARE, INC.
NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

Note 1 — Organization and Summary of Significant Accounting Policies

Description of the Business

Sensus Healthcare, Inc. (the “Company”) is a manufacturer of superficial radiation therapy devices and has established a distribution and marketing network to sell the devices to healthcare providers globally. The Company was organized on May 7, 2010 as a limited liability corporation. On January 1, 2016, the Company completed a corporate conversion pursuant to which Sensus Healthcare, Inc. succeeded to the business of Sensus Healthcare, LLC. In February 2018, the Company formed a wholly-owned subsidiary in Israel. The Company operates as one segment based at its corporate headquarters located in Boca Raton, Florida.

Basis of Presentation

The accompanying unaudited condensed financial statements in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and the rules and regulations of the U.S. Securities and Exchange Commission, or SEC. Accordingly, they do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America for complete financial statements. The interim financial information is unaudited, but reflects all normal adjustments and accruals which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s Form 10-K, filed with the SEC. The results for the nine months ended September 30, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018, any other interim periods, or any future year or period.

Principles of consolidation

The accompanying condensed consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiary in Israel. All inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates to which it is reasonably possible that a change could occur in the near term include, inventory reserves, receivable allowances, recoverability of long-lived assets and estimation of the Company’s product warranties. Actual results could differ from those estimates.

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

The Company’s revenue consists of sales of the Company’s devices and services related to maintaining and repairing the devices. The agreement for the sale of the devices and the service contract are usually signed at the same time and in some instances a service contract is signed on a stand-alone basis. Revenue for service contracts is recognized over the service contract period on a straight-line basis. The Company determined that in practice no significant discount is given on the service contract when it is offered with the device purchase as compared to when it is sold on a stand-alone basis, by comparing the median selling price of the service contract as stand-alone and the median selling price of the service contract when sold together with the device. The service level provided is identical when the service contract is purchased stand-alone or together with the device. There is no termination provision in the service contract nor any penalties in practice for cancellation of the service contract. The service contract is not considered a performance obligation until it is paid, and it does not provide a material right for a significant discount when purchased with the device. The service portion of a sales contract or a stand-alone service contract is accounted for over the period of time of the service contract only when the customer exercises the option by paying for the service contract. For the three and nine months ended September 30, 2018, service contract revenue was approximately 6% and 7% of total revenues, respectively.

The Company operates in a highly-regulated environment in which state regulatory approval is sometimes required prior to the customer being able to use the product, primarily in the U.S. dermatology market. In these cases, where regulatory approval is pending, revenue is deferred until such time as regulatory approval is obtained.

Deferred revenue as of September 30, 2018 and December 31, 2017 was as follows:

	As of September 30,	As of December 31,
	2018	2017
	(unaudited)
Service contracts	$707,179	$570,242
Deposits on products	101,195	82,000
Total deferred revenue, current portion	808,374	652,242
Service contracts, net of current portion	533,960	73,083
Total deferred revenue	$1,342,334	$725,325

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

Segment and Geographical Information

The Company’s revenue is generated primarily from customers in the United States, which represented approximately 93% and 99% for the three months ended September 30, 2018 and 2017, respectively, and approximately 95% and 99% for the nine months ended September 30, 2018 and 2017, respectively. A customer in the U.S. accounted for approximately 78% and 69% of revenues for the three months ended September 30, 2018 and 2017, respectively, and approximately 74% and 58% for the nine months ended September 30, 2018 and 2017, respectively, and 92% and 85% of the accounts receivable as of September 30, 2018 and December 31, 2017, respectively.

Cash and Cash Equivalents

The Company maintains its cash and cash equivalents with financial institutions which balances exceed the federally insured limits. Federally insured limits are $250,000 for deposits. As of September 30, 2018 and December 31, 2017, the Company had approximately $16,900,000 and $9,952,000, respectively in excess of federally insured limits.

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

There were no investments as of September 30, 2018.

Accounts Receivable

The Company does business and extends credit based on an evaluation of each customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The allowance for doubtful accounts was approximately $0 and $16,000 as of September 30, 2018 and December 31, 2017. Bad debt expense (recovery) for the three months ended September 30, 2018 and 2017 was $0 and for the nine months ended September 30, 2018 and 2017 was approximately ($13,000) and $176,000, respectively.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Warrants	165,003	5,851	—	—
Stock options	53,532	—	32,610	—
Shares	46,036	9,779	13,328	5,430

Advertising Costs

Advertising and promotion expenses are charged to expense as incurred. Advertising and promotion expense included in selling expense in the accompanying statements of operations amounted to approximately $195,000 and $185,000 for the three months ended September 30, 2018 and 2017, respectively, and $1,028,000 and $1,242,000 for the nine months ended September 30, 2018 and 2017, respectively.

Recently issued and Adopted accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 eliminated transaction- and industry-specific revenue recognition guidance under current GAAP and replaced it with a principle based approach for determining revenue recognition. ASU 2014-09 requires that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. In April 2016, the FASB also issued ASU 2016-10, Identifying Performance Obligations and Licensing, implementation guidance on principal versus agent, identifying performance obligations, and licensing. ASU 2016-10 is effective for reporting periods beginning after December 15, 2017. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company adopted the new revenue recognition standard in the first quarter of 2018 using the full retrospective method. There was not a material impact to revenues as a result of applying ASC 606 for the nine months ended September 30, 2018, and there have not been significant changes to the Company’s business processes, systems, or internal controls as a result of implementing the standard.

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

Note 2 — Property and Equipment

	As of September 30,	As to December 31,	Estimated
	2018	2017	Useful Lives
	(unaudited)
Operations and rental equipment	$999,813	$542,639	3 years
Tradeshow and demo equipment	709,740	271,275	3 years
Computer equipment	119,050	94,298	3 years
	1,828,603	908,212
Less accumulated depreciation	(869,271)	(514,134)
Property and Equipment, Net	$959,332	$394,078

Depreciation expense was approximately $170,000 and $79,000, for the three months ended September 30, 2018 and 2017, respectively, and approximately $355,000 and $223,000, for the nine months ended September 30, 2018 and 2017, respectively.

Note 3 — Patent Rights

	As of September 30,	As of December 31,
	2018	2017
	(unaudited)
Gross carrying amount	$1,253,018	$1,253,018
Less accumulated amortization	(795,185)	(722,895)
Patent Rights, Net	457,833	530,123

Amortization expense was approximately $24,000 for the three months ended September 30, 2018 and 2017, and approximately $72,000 for the nine months ended September 30, 2018 and 2017. As of June 30, 2018, future remaining amortization expense is as follows:

Year
2018 (October 1 – December 31, 2018)	$24,096
2019	96,386
2020	96,386
2021	96,386
2022	96,386
Thereafter	48,193
Total	$457,833

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

Interest, at Prime plus 0.75% (6.00% at September 30, 2018) and Prime plus 1.50% on non-formula borrowings (6.75% at September 30, 2018), is payable monthly, and the outstanding principal and interest are due on the maturity date. The facility is secured by all of the Company’s assets and limits the amount of additional indebtedness, restricts the sale, disposition or transfer of assets of the Company and requires the maintenance of a certain monthly adjusted quick ratio restrictive covenant, as defined in the agreement. The Company was in compliance with its financial covenants as of September 30, 2018 and December 31, 2017. There were no borrowings outstanding under the revolving credit facility at September 30, 2018 and approximately $2,215,000 was outstanding at December 31, 2017. The Company pays commitment fees of 0.25% per annum on the average unused portion of the line of credit.

Note 5 — Product Warranties

Changes in product warranty liability were as follows for the nine months ended September 30, 2018:

Balance, beginning of period	$146,722
Warranties accrued during the period	72,492
Payments on warranty claims	(107,299)
Balance, end of period	$111,915

Note 6 — Commitments and Contingencies

Operating Lease Agreements

In July 2016, the Company renewed its lease with an unrelated third party for its headquarters office. The renewal was effective September 1, 2016 and expanded the office space being occupied. The lease expires in September 2022 and lease payments increase by 3% annually. In February 2017 and January 2018, the Company signed amendments to expand further the leased office space. The Company’s Israeli subsidiary entered into a two year lease for office space starting in September 2018. Future minimum lease payments as of September 30, 2018 are as follows:

Year	Minimum Lease Payment
2018	62,000
2019	250,000
2020	245,000
2021	231,000
2022	177,000
Total	$965,000

Rental expense for the three months ended September 30, 2018 and 2017 was approximately $58,000 and $46,000, respectively, and for the nine months ended September 30, 2018 and 2017 was approximately $167,000 and $131,000, respectively.

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

Purchases from this manufacturer totaled approximately $1,302,000 and $1,582,000 for the three months ended September 30, 2018 and 2017, respectively, and approximately $3,127,000 and $3,074,000 for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, and December 31, 2017 approximately $1,209,000 and $829,000, respectively, was due to this manufacturer, which is presented in accounts payable and accrued expenses in the accompanying balance sheets.

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

Note 7 — Employee Benefit Plans

We sponsor a 401(k) defined contribution retirement plan that allows eligible employees to contribute a portion of their compensation through payroll deductions in accordance with specified plan guidelines. We make contributions to the plans that include matching a percentage of the employees’ contributions up to certain limits. Expenses related to this plan totaled approximately $24,000 and $0 for the three months ended September 30, 2018 and 2017, respectively, and approximately $72,000 and $0 for the nine months ended September 30, 2018 and 2017, respectively.

Note 8 — Stockholders’ Equity

The Company has authorized 50,000,000 shares of common stock, of which 16,118,915 were issued and 16,085,461 outstanding at September 30, 2018; 13,522,168 shares were issued and 13,488,714 were outstanding as of December 31, 2017.

Stock Issuances

On September 17, 2018, the Company completed a public offering of 2,205,882 shares of its common stock, par value $0.01 per share, at a public offering price of $6.80 per share. Total proceeds to the Company from the offering, before deducting underwriting discounts and commissions and estimated offering expenses, were approximately $15 million. On September 21, 2018 the Company issued an additional 330,882 shares of its common stock pursuant to the exercise in full of the underwriters’ option received in connection with the public offering of its common stock. After giving effect to the full exercise of the option, Sensus sold an aggregate of 2,536,764 shares of its common stock at a price of $6.80 per share with total gross proceeds of approximately $17.25 million, before deducting underwriting discounts and commissions and other offering expenses.

Warrants

In April 2013, the closing date of the Company’s second common offering, the Company’s placement agent received investor rights to 5 year warrants to purchase 86,376 common shares of the Company at an exercise price of $4.55 per unit, which was equal to 110% of the offering price. During the first quarter of 2018, 73,309 of the warrants were exercised, and 13,067 warrants expired.

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

The following table summarizes the Company’s warrant activity:

	Common Unit Warrants
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding – December 31, 2017	2,524,376	$6.67	1.50
Granted	—	—	—
Exercised	(73,309)	4.55	—
Expired	(13,067)	4.55	—
Outstanding – September 30, 2018	2,438,000	$6.75	0.80
Exercisable – September 30, 2018	2,438,000	$6.75	0.80

The intrinsic value of the common stock warrants was approximately $3,974,000 and $19,000 as of September 30, 2018, and December 31, 2017, respectively.

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

The Company recognizes forfeitures as they occur rather than estimating a forfeiture rate. The reduction of stock compensation expense related to the forfeitures was approximately $39,000 and $7,000 for the nine months ended September 30, 2018 and 2017, respectively.

A summary of the restricted stock activity is presented as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2017	237,000	$5.24
Granted	—	—
Vested	(68,166)	5.24
Forfeited	(30,000)	5.25
Unvested balance at September 30, 2018	138,834	$5.24

The following table summarizes the Company’s stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding – December 31, 2017	—	$—	—
Granted	229,334	5.55	10.00
Exercised	—	—	—
Expired	—	—	—
Outstanding – September 30, 2018	229,334	$5.55	9.33
Exercisable – September 30, 2018	—	—	—

The intrinsic value of the stock options was approximately $649,000 and $0 as of September 30, 2018, and December 31, 2017, respectively.

Stock compensation expense of approximately $143,000 and $102,000 was recognized for the three months ended September 30, 2018 and 2017, respectively, and approximately $823,000 and $303,000 for the nine months ended September 30, 2017 and 2018, respectively. Unrecognized stock compensation expense was approximately $1,298,000 as of September 30, 2018, which will be recognized over the remaining vesting period. As of September 30, 2018, no shares were available to be granted under the 2016 Plan and 305,473 shares were available to be granted under the 2017 Plan.

Treasury Stock

The Company accounts for purchases of treasury stock under the cost method with the cost of such share purchases reflected in treasury stock in the accompanying condensed balance sheet. As of September 30, 2018 and December 31, 2017, the Company had 33,454 treasury shares.

Note 9 — Income Taxes

Book income before taxes was negative for the three and nine months ended September 30, 2018. Tax expense for the three and nine months ended September 30, 2018 and 2017 was $0.

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

As of September 30, 2018, the Company has U.S. federal and certain state tax returns subject to examination, beginning with those filed for the year 2014.

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

Results of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues	$6,333,996	$4,795,616	$18,346,193	$14,118,130
Cost of Sales	2,165,345	1,577,715	6,296,653	4,631,263
Gross Profit	4,168,651	3,217,901	12,049,540	9,486,867
Operating Expenses
Selling and marketing	1,971,539	1,844,199	6,146,759	6,211,124
General and administrative	907,746	837,972	3,163,621	2,798,198
Research and development	1,712,725	1,501,157	4,775,767	3,795,477
Total Operating Expenses	4,592,010	4,183,328	14,086,147	12,804,799
Loss From Operations	(423,359)	(965,427)	(2,036,607)	(3,317,932)
Other Income (Expense)
Interest income	23,010	18,642	68,620	59,318
Interest expense	(57,759)	(18,902)	(156,685)	(43,316)
Other Income (Expense), net	(34,749)	(260)	(88,065)	16,002
Net Loss	$(458,108)	$(965,687)	$(2,124,672)	$(3,301,930)

Three months ended September 30, 2018 compared to the three months ended September 30, 2017

Revenue. Revenue was $6,333,996 for the three months ended September 30, 2018 compared to $4,795,616 for the three months ended September 30, 2017, an increase of $1,538,380, or 32.1%. The growth in revenue was primarily attributable to an increase in sales of the higher priced SRT-100 Vision product in the current quarter.

Cost of sales. Cost of sales was $2,165,345 for the three months ended September 30, 2018 compared to $1,577,715 for the three months ended September 30, 2017, an increase of $587,630, or 37.2%. The increase in cost was due to the increase in sales.

Gross profit. Gross profit was $4,168,651 for the three months ended September 30, 2018 compared to $3,217,901 for the three months ended September 30, 2017, an increase of $950,750, or 29.5%. Our overall gross profit percentage was 65.8% in the three months ended September 30, 2018 compared to 67.1% in the corresponding period in 2017. The decrease in gross margin percentage was primarily due to a decrease in the average selling price.

Selling and marketing. Selling and marketing expense was $1,971,539 for the three months ended September 30, 2018 compared to $1,844,199 for the three months ended September 30, 2017, an increase of $127,339, or 6.9%. The increase was primarily attributable to an increase in commission expense directly related to the increase in sales.

General and administrative. General and administrative expense was $907,746 for the three months ended September 30, 2018 compared to $837,972 for the three months ended September 30, 2017, an increase of $69,774, or 8.3%. The increase in general and administrative was primarily due to an increase in professional services.

Research and development. Research and development expense was $1,712,725 for the three months ended September 30, 2018 compared to $1,501,157 for the three months ended September 30, 2017, an increase of $211,569, or 14.1%. The increase in research and development spending was primarily attributable to the continuation and acceleration of R&D projects.

Other income (expense). We incur interest expense in connection with our secured credit facility with Silicon Valley Bank and interest income from our cash and investments. Interest expense increased in 2018 with the increase in borrowings on the line of credit.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

Revenue. Revenue was $18,346,193 for the nine months ended September 30, 2018 compared to $14,118,130 for the nine months ended September 30, 2017, an increase of $4,228,063, or 29.9%. The growth in revenue was primarily attributable to an increase in sales of the higher priced SRT-100 Vision product.

Cost of sales. Cost of sales was $6,296,653 for the nine months ended September 30, 2018 compared to $4,631,263 for the nine months ended September 30, 2017, an increase of $1,665,390, or 36.0%. The increase in cost was due to the increase in sales.

Gross profit. Gross profit was $12,049,540 for the nine months ended September 30, 2018 compared to $9,486,867 for the nine months ended September 30, 2017, an increase of $2,562,673, or 27.0%. Our overall gross profit percentage was 65.7% in the nine months ended September 30, 2018 compared to 67.2% in the corresponding period in 2017. The decrease in gross margin percentage was primarily due to the decrease in average selling price.

Selling and marketing. Selling and marketing expense was $6,146,759 for the nine months ended September 30, 2018 compared to $6,211,124 for the nine months ended September 30, 2017, a decrease of $64,365, or 1.0%. The decrease was primarily attributable to lower spending on marketing activities.

General and administrative. General and administrative expense was $3,163,621 for the nine months ended September 30, 2018 compared to $2,798,198 for the nine months ended September 30, 2017, an increase of $365,423, or 13.1%. The net increase was due primarily to a non-recurring stock compensation expense of $444,000, offset by a decrease in bad debt expense and professional fees.

Research and development. Research and development expense was $4,775,767 for the nine months ended September 30, 2018 compared to $3,795,477 for the nine months ended September 30, 2017, an increase of $980,290, or 25.8%. The increase in research and development spending was primarily attributable to continuation and acceleration of R&D projects.

Other income (expense). We incur interest expense in connection with our secured credit facility with Silicon Valley Bank and interest income from our cash and investments. Interest expense increased in 2018 with the increase in borrowings on the line of credit.

Financial Condition

Our cash, cash equivalent and investment balance increased from $11.2 million at December 31, 2017 to $17.1 million at September 30, 2018, primarily as a result of the net proceeds of $15.8 million from the share offering in September 2018, offset by the operating loss of $2.0 million during the nine months ended in September 30, 2018 as well as the $5.7 million increase in accounts receivable as a result of higher sales and longer payment terms to certain customers.

Borrowings under the revolving line of credit of $4.2 million were repaid in September 2018.

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

Cash flows

The following table provides a summary of our cash flows for the periods indicated:

	For the Nine Months Ended September 30,
	(unaudited)
	2018	2017
Net Cash Provided by (Used In):
Operating Activities	$(6,911,317)	$(3,851,535)
Investing Activities	342,260	4,310,901
Financing Activities	13,604,908	1,336,684
Total	$7,035,851	$1,796,050

Cash flows from operating activities

Net cash used in operating activities was $6,911,317 for the nine months ended September 30, 2018, consisting of a net loss of $2,124,672 and an increase in net operating assets of $6,096,780, partially offset by non-cash charges of $1,310,134. The increase in net operating assets was primarily due to the increase in accounts receivable from higher sales and longer payment terms to a key customer, increase in inventories and prepaid and other current assets as well as an increase in accounts payables and deferred revenue. Non-cash charges consisted of stock compensation expense, depreciation and amortization, bad debts and warranty provision. Net cash used in operating activities was $3,851,535 for the nine months ended September 30, 2017, primarily due to the increase in accounts receivable and inventories as well as an increase in accounts payable and accrued expenses.

Cash flows from investing activities

Net cash provided by investing activities was $342,260 due to the maturity of debt securities held-to-maturity for $1,104,635, offset by $762,375 for the acquisition of property and equipment during the nine months ended September 30, 2018. Net cash provided by investing activities was $4,310,901 for the nine months ended September 30, 2017 due to the maturity of debt securities held-to-maturity of $4,816,000, offset by the purchase of debt securities held-to-maturity for $264,365 and $240,734 for acquisition of property and equipment.

Cash flows from financing activities

Net cash provided by financing activities was $13,604,908 during the nine months ended September 30, 2018, mostly from the gross proceeds of $17,249,995 from the offering of common stock and $90,867 exercise of warrants offset by $2,214,970 repayment of our revolving credit facility, $1,402,336 offering costs and $118,648 withholding tax on stock compensation. Net cash provided by financing activities was $1,336,684 during the nine months ended September 30, 2017, mainly from $1,625,970 in borrowing from our revolving credit facility.

Capital resources

On November 6, 2017, we filed a universal shelf registration statement to offer up to $20 million of our securities. In September 2018, we issued and sold 2,536,764 shares of our common stock in a follow-on public offering at a price of $6.80 per share, for an aggregate offering price of $17.25 million. Due to the SEC’s “baby shelf” rules, which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a twelve-month period, the amount of securities that we could currently issue is severely limited. As a result, until the limit increases, we do not anticipate issuing additional securities under the shelf registration statement.

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

Interest, at Prime plus 0.75% (6.00% at September 30, 2018) and Prime plus 1.50% on non-formula borrowings (6.75% at September 30, 2018), is payable monthly, and the outstanding principal and interest are due on the maturity date. The facility is secured by all of the Company’s assets and limits the amount of additional indebtedness, restricts the sale, disposition or transfer of assets of the Company and requires the maintenance of a certain monthly adjusted quick ratio restrictive covenant, as defined in the agreement. The Company was in compliance with its financial covenants as of September 30, 2018 and December 31, 2017. There were no borrowings under the revolving credit facility at September 30, 2018 and approximately $2,215,000 was outstanding at December 31, 2017. The Company pays commitment fees of 0.25% per annum on the average unused portion of the line of credit.

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

Evaluation of Disclosure Control and Procedures

As of September 30, 2018, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of September 30, 2018, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

The Company is party to certain legal proceedings in the ordinary course of business. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and related contingencies. See Note 6, Commitments and Contingencies.

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

(a) Sales of Unregistered Securities

There were no unregistered sales of securities during the three months ended September 30, 2018.

(b) Use of Proceeds from the Sale of Registered Securities

None.

(c) Purchases of Equity Securities by the Registrant and Affiliated Purchases.

None.

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

SENSUS HEALTHCARE, INC.

Date: November 6, 2018	/s/ Joseph C. Sardano
Joseph C. Sardano
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2018	/s/ Arthur Levine
Arthur Levine
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)