Form 10-K
period 2018-12-31
Sensus Healthcare, Inc.
filed 2019-03-15
CIK 1494891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

Commission File Number: 001-37714

Sensus Healthcare, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-1647271
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

851 Broken Sound Pkwy., NW #215, Boca Raton, Florida	33487
(Address of principal executive office)	(Zip Code)

(561) 922-5808

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	Nasdaq Stock Market, LLC
Warrants to Purchase Common Stock (expiring June 8, 2019)	Nasdaq Stock Market, LLC

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

The aggregate market value of the common equity held by non-affiliates of the registrant on June 30, 2018, the last business day of the registrant’s most recently completed second quarter, was $58,772,343 based on the closing price of $7.26 per share of common stock on the Nasdaq Capital Market on that date. For this purpose, all outstanding shares of common stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and certain 5% stockholders of the registrant; certain of such persons disclaim that they are affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 8, 2019
Common Stock, $0.01 par value per share	16,404,820

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the Annual Meeting of Stockholders to be held on June 7, 2019, are incorporated by reference in Part III.

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

In addition to those risks discussed in this Annual Report under Item 1A Risk Factors, factors that could cause our actual results to differ materially from those in the forward-looking statements, include, without limitation:
●	our ability to achieve and sustain profitability;
●	market acceptance of our products;
●	our ability to successfully commercialize our products;
●	our ability to compete effectively in selling our products and services, including responding to technological change and cost containment efforts of our customers;

●	the regulatory requirements applicable to us and our competitors, including any adverse regulatory action taken against us;

●	our need and ability to obtain additional financing in the future, as well as complying with the restrictions our existing revolving credit facility imposes;

●	our ability to expand, manage and maintain our direct sales and marketing organizations;

●	our actual financial results may vary significantly from forecasts and from period to period;

●	our ability to successfully develop new products, improve or enhance existing products or acquire

●	complementary products, technologies, services or businesses;

●	our ability to obtain and maintain intellectual property of sufficient scope to adequately protect our products, including the SRT-100, and our ability to avoid infringing or otherwise violating the intellectual property rights of third parties;

●	market risks regarding consolidation in the healthcare industry;

●	the willingness of healthcare providers to purchase our products if coverage, reimbursement and pricing from third party payors for procedures using our products declines;

●	the level and availability of government and third-party payor reimbursement for clinical procedures using our products;

●	our ability to effectively manage our anticipated growth, including hiring and retaining qualified personnel;

●	our ability to manufacture our products to meet demand;

●	our reliance on third party manufacturers and sole- or single-source suppliers;

●	our ability to reduce the per unit manufacturing cost of our products;

●	our ability to efficiently manage our manufacturing processes;

the regulatory and legal risks, and certain operating risks, that our international operations subject us to;

off label use of our products;

●	information technology risks including the risk from cyberattack;

●	the fact that product quality issues or product defects may harm our business;

the accuracy of our financial statements and accounting estimates, including allowances for accounts receivable and inventory obsolescence;

●	any product liability claims;

●	limited trading in our shares and the concentration of ownership of our shares;

●	cyberattacks and other data breaches and the adverse effect on our reputation;

●	new legislation, administrative rules, or executive orders, including those that impact taxes and international trade regulation;

●	the provisions in our certificate of incorporation, bylaws, or Delaware law that discourage takeovers or that limit certain disputes to be brought exclusively in the Delaware Court of Chancery; the concentration of sales in our customers in the U.S. and China; and

●	our ability to manage the risk of the foregoing.

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

Overview

We are a medical device company that is committed to providing highly effective, non-invasive and cost-effective treatments for both oncological and non-oncological skin conditions. We use a proprietary low-energy X-ray technology known as superficial radiation therapy (SRT), which is a result of over a decade of dedicated research and development. We have successfully incorporated SRT into our portfolio of treatment devices: the SRT-100TM, SRT-100+TM and SRT-100 VisionTM. To date, SRT technology has been used to effectively and safely treat oncological and non-oncological skin conditions in thousands of patients around the world. With the introduction of Sculptura™, we are branching out into cancer treatment that goes far beyond skin and will provide a revolutionary treatment option for patients around the world.

We completed an initial public offering in June 2016 and in February 2018, we opened a wholly owned subsidiary in Israel.

Our Products and Services

SRT-100

The SRT-100 is a photon x-ray low energy superficial radiotherapy system that provides patients an alternative to surgery for treating non-melanoma skin cancers, including basal cell and squamous cell skin cancers and other skin conditions such as keloids. The SRT-100 is especially effective in treating primary lesions that would otherwise be difficult or require extensive surgery involving sensitive areas of the head and neck regions, such as the fold in the nose, eyelids, lips, corner of the mouth, and the lining of the ear, that would otherwise lead to a less than desirable cosmetic outcome. Superficial radiation therapy treatment procedures do not require the use of anesthetics and eliminates the need for skin grafting. We believe that the SRT-100 provides healthcare providers and patients with a safe, virtually painless, and substantially non-scarring treatment option for non-melanoma skin cancer and other skin conditions, such as keloids. It allows dermatologists to retain non-melanoma skin cancer patients, rather than referring them to specialists, while offering radiation oncologists an alternative to costly linear accelerator–based treatments with a process that is less invasive, more time-efficient, and improves practice economics. Our revenue is primarily derived from sales of our SRT-100 product line. The SRT-100 provides the following clinical and functional advantages:

●	Easy touch automatic set-up procedure, including automatic x-ray tube warm-up procedures;

●	Specially designed control console for medical physicists and service technicians which provides integrated safety and back-up timer controls, automatic system conditioning procedures, calibration, x-ray output verification and system parameters including last treatment status information;

●	Advanced patient record management with integrated enterprise workflow management;

●	Compact mobile design with a small 30” x 30” footprint and unique scissor x-ray tube arm movements providing a large range of motion for patient access and treatment; and

●	High reliability and MTBF (mean time between failures) performance that assure availability for the patients and practitioners and lower the total cost of ownership.

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

SRT-100 Plus

In August 2018, we announced the FDA clearance of our SRT-100+. The SRT-100+ offers all the same features as the SRT-100, with the addition of:

●	An expanded energy range for customized, more precise treatment
●	Remote diagnostics, including operation tracking
●	New X-ray tube with extended functionality and performance
●	Advanced console and enhanced system mobility to optimize clinical practice

Sculptura

In February 2019, we announced the FDA clearance of our Sculptura product, which is our proprietary robotic Intraoperative Radiation Therapy (IORT) system that uses patented Beam Sculpting™ capabilities to treat various cancers during surgery. This system has the potential to give surgeons and radiation oncologists at hospitals and cancer centers the ability to eliminate weeks of post-operative radiation treatments that patients typically must undergo after surgery and also result in similar or better outcomes to current radiation treatments today, with significantly less collateral damage. Sculptura has several exclusive features, including 3D Beam Sculpting™, respiratory motion tracking, embedded image guidance and treatment area illumination.

Sentinel service program

We offer the Sentinel service program, which provides our customers comprehensive protection for their systems. The Sentinel service program covers all parts and labor for the period of the contract and one annual preventive maintenance session that includes cooling system maintenance, high voltage loop maintenance, filters and system cleaning, and system touch-ups, should they be required during the preventative maintenance session.

We also provide turnkey pre-and post-sale services that include the following:

●	Providing a pre-install kit for the contractors to prepare the treatment room;

●	Room retrofit and shielding;

●	System shipping coordination and installation;

●	System commissioning by a medical physicist (through a national physics network);

●	System registration with the state and daily workflow documentation preparation;

●	Clinical applications training with the customer’s superficial radiation therapy staff; and

●	Treating the first scheduled patients with our customers (onsite applications training).

Consumables

We sell disposable lead shielding replacements, disposable radiation safety items, such as aprons, and eye shields, and disposable applicator tips, which are used to treat various sized lesions and different areas of the body.

Competition

The medical device industry is highly competitive, subject to rapid technological change and is significantly affected by new product introductions and market activities of other participants. Our currently marketed products, and any future products we commercialize, will compete against healthcare providers who use traditional surgical treatment options, such as Mohs surgery, as well as medical device companies that offer other treatment options for the conditions our products are designed to treat. As of December 31, 2018, we had three primary medical device company competitors:

●	Xstrahl Medical (headquartered in the United Kingdom and with U.S. headquarters in Georgia)

●	Xoft (a subsidiary of iCAD, headquartered in New Hampshire)

●	Elekta (headquartered in Sweden and with U.S. headquarters in Georgia)

Xstrahl Medical primarily focuses on clinical and research x-ray therapy devices and solutions. We believe most of Xstrahl Medical’s installed base is comprised of higher energy devices located in Europe.

Both Xoft and Elekta offer products that are considered Electronic Brachytherapy (“eBx”) devices. Both eBx products have more limited capabilities than our products as to the size of lesions that can be treated as well as the energy levels that can be used, and require expensive consumables.

Many of our current and potential competitors have significantly greater financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their products. Our competitors may also have more extensive customer bases and broader customer relationships than we do, including relationships with our potential customers. In addition, many of these companies and healthcare providers have longer operating histories and greater brand recognition than we do. Because of the size of the markets and the high growth profile of the products in which we compete, other companies may dedicate significant resources to developing competing products. Additionally, we may also face competition from smaller companies that have developed or are developing similar technologies for our addressable markets. We believe that the principal competitive factors in our markets include:

●	improved outcomes for medical conditions;

●	acceptance by doctors treating non-melanoma skin cancer and keloids;

●	potential greater acceptance by the patient community;

●	potential greater ease of use and reliability;

●	product price and qualification for reimbursement;

●	technical leadership and superiority;

●	effective marketing and distribution; and

●	speed to market.

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

Sales and Marketing

We focus mainly on two primary markets, private dermatology practices and radiation oncologists in both private and hospital settings. We currently employ a multi-tier sales strategy to optimize geographic coverage and focus on what we perceive to be our key markets. This multi-tier sales model uses a direct sales force in the U.S., as well as international dealers and distributors. We plan to continue selling and marketing our products to both the dermatology and radiation oncology markets concurrently.

Dermatology Market

Private dermatology practices in the U.S. represent the point of entry for most non-melanoma skin cancer patients. We believe the SRT-100 offers dermatologists a competitive advantage by allowing them to retain patients for the treatment of non-melanoma skin cancer, rather than referring them out to specialists for Mohs surgery or other radiation procedures. In addition to non-melanoma skin cancers, our FDA-approved indications include, among others, keloids, Kaposi’s Sarcoma, Actinic Keratosis, Metatypic Carcinoma, Cutaneous Appendage Carcinoma and other malignant skin tumors. Our SRT-100 is currently being used by over 100 U.S. dermatology practices in the treatment of keloids. Since our clearance in China in July 2017, it is also being used to treat Keloids in China. We are continuing to drive our research and development to expand our indications into new areas of treatment, including psoriasis.

Radiation Oncology Market

For licensed radiation oncologists in the U.S., we believe the SRT-100 offers a simpler, faster method of treatment with a better overall patient experience. Our SRT-100 system offers oncologists the ability to free up more expensive radiation equipment, such as linear accelerators, for more complex procedures while providing patients with effective, non-invasive treatment options for non-melanoma skin cancer. Our Sculptura system has the potential to give surgeons and radiation oncologists at hospitals and cancer centers the ability to eliminate weeks of post-operative radiation treatments that patients have to undergo after surgery and also result in similar or better outcomes to current radiation treatments today, with much less collateral damage. Sculptura has several exclusive features, including 3D Beam Sculpting™ and respiratory motion tracking to the embedded image guidance and treatment area illumination.

Other Markets

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

Global Focus

As of December 31, 2018, we had an installed base of 395 units in 17 countries. Our customer list includes leading cancer centers, dermatology practices, hospitals and plastic surgery clinics, which we believe further validates our targeted marketing approach led by our direct sales teams and our global distribution partners.

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

We believe this third party manufacturing relationship initially allowed us to work with a supplier that has well-developed specific competencies while minimizing our capital investment, controlling costs and shortening cycle times, all of which we believe allowed us to compete with our competitors. However, we are in the process of adding other third party manufacturers and exploring the possibility of bringing certain manufacturing functions in-house, which could include the acquisition of equipment and other fixed assets or the acquisition or lease of a manufacturing facility.

We have a single preferred supplier for the x-ray tubes and other major components used in our products. We believe our preferred suppliers have superior products; however, we also believe that the products of alternate suppliers would be adequate for our products. Although we generally do not have a contractual relationship with our preferred suppliers we do not anticipate any material disruptions to our supply of major components. We believe that adequate supplies of major components are readily accessible from alternate suppliers.

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

We own two issued U.S. patents. Our patents pertain to technology in the specialized field of superficial radiotherapy treatment. The following patents were issued between August 2007 and September 2008 and were assigned to us when we acquired the technology from Topex:

●	U.S. Patent No. 7,372,940: Radiation therapy system with risk mitigation

●	U.S. Patent No. 7,263,170: Radiation therapy system featuring rotatable filter assembly

The following patents were issued to us in 2018:

●	Russia Patent No. 26333322: Hybrid Ultrasound-Guided Superficial Radiotherapy System and Method
●	China Patent No. ZL201380013491.7: Hybrid Ultrasound-Guided Superficial Radiotherapy System and Method

A total of 22 patent applications are pending and additional patent applications are in process.

We also own three U.S. trademark registrations and currently have eight trademark applications that are pending.

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

Government Regulation

Our business is subject to extensive federal, state, local and foreign laws and regulations including those relating to the protection of the environment, health and safety. Some of the pertinent laws have not been definitively interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of subjective interpretations. In addition, these laws and their interpretations are subject to change or new laws may be enacted. Both federal and state governmental agencies continue to subject the healthcare industry to intense regulatory scrutiny, including heightened civil and criminal enforcement efforts. We believe that we have structured our business operations and relationships with our customers and suppliers to comply with all applicable legal requirements. However, it is possible that governmental entities or other third parties could interpret these laws differently and assert otherwise. We discuss below the statutes and regulations that are most relevant to our business. For the years ended December 31, 2018 and 2017, we incurred approximately $1,039,000 and $866,000, respectively, in expenses related to regulatory compliance and quality standards.

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

●	Class I devices present a low risk and are not life-sustaining or life-supporting. The majority of Class I devices are subject only to “general controls” — e.g., prohibition against adulteration and misbranding, registration and listing, good manufacturing practices, labeling, and adverse event reporting. General controls are baseline requirements that apply to all classes of medical devices.

●	Class II devices present a moderate risk and are devices for which general controls alone are not sufficient to provide a reasonable assurance of safety and effectiveness. Devices in Class II are subject to both general controls and “special controls” — e.g., special labeling, compliance with industry standards, and postmarket surveillance. Unless exempted, Class II devices typically require FDA clearance before marketing, through the premarket notification (510(k)) process, in accordance with 21 CFR, Part 807 requirements.

●	Class III devices present the highest risk. These devices generally are life-sustaining, life-supporting, or for a use that is of substantial importance in preventing impairment of human health, or present a potential unreasonable risk of illness or injury. Class III devices are devices for which general controls, by themselves, are insufficient and for which there is insufficient information to establish special controls to provide a reasonable assurance of safety and effectiveness. Class III devices are subject to general controls and typically require approval of a premarket approval application, or PMA, in accordance with 21 CFR, Part 814, before marketing.

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

510(k) pathway

As of December 31, 2018, all of our products were subject to the 510(k) requirement or are exempt from the 510(k) requirement. The 510(k) review process compares a new device to an existing legally marketed device. Through the 510(k) process, the FDA determines whether the new medical device is “substantially equivalent” to the existing legally marketed device (i.e., predicate device) that is not subject to PMA requirements. “Substantial equivalence” means that the proposed new device: (a) has the same intended use as the predicate device; (b) has the same or similar technological characteristics as the predicate device; (c) has supporting information submitted in the 510(k) demonstrates that the proposed device is as safe and effective as the predicate device; and (d) does not raise different questions of safety and effectiveness than the predicate device.

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

Premarket approval pathway

As of December 31, 2018, we did not market any devices that were subject to PMA requirements. Unlike the 510(k) pathway, the PMA approval process requires an independent demonstration of the safety and effectiveness of a device before the device can be commercialized. PMA is the most stringent type of device marketing application required by FDA. PMA approval is based on a determination by FDA that the PMA contains sufficient valid scientific evidence to assure that the device is safe and effective for its intended use. A PMA application generally includes extensive information about the device including the results of clinical testing conducted with the device and a detailed description of the manufacturing process.

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

Pervasive and continuing FDA regulation

After a device is entered into commerce in the U.S., regardless of its classification or premarket pathway, numerous additional FDA requirements generally apply. These include:

●	Establishment registration and device listing requirements, in accordance with 21 CFR, Part 807;

●	Quality System Regulation requirements, which govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging, labeling, storage, installation, and servicing of finished devices, in accordance with 21 CFR, Part 820;

●	Labeling requirements, which mandate the inclusion of certain content in device labels and labeling, and which also prohibit the promotion of products for uncleared or unapproved, i.e., “off-label,” uses;

●	Medical Device Reporting regulation, which requires that manufacturers and importers report to FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur, in accordance with 21 CFR, Part 803; and

●	Reports of Corrections and Removals regulation, which requires that manufacturers and importers report to FDA recalls (i.e., corrections or removals) if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health; manufacturers and importers must keep records of recalls that they determine to be not reportable, in accordance with 21 CFR, Part 806.

The FDA enforces these requirements by inspection and market surveillance. Failure to comply with applicable regulatory requirements can result in enforcement action by FDA, which may include, but is not limited to, the following sanctions:

●	Issuance of Form 483 observations during a facilities inspection;

●	Untitled letters or warning letters;

●	Fines, injunctions and civil penalties;

●	Consent Decree, which forces improvements in the quality management system through the use of the federal courts;

●	Recall or seizure of our products;

●	Operating restrictions, partial suspension or total shutdown of production;

●	Refusing our request for 510(k) clearance or premarket approval of new products;

●	Withdrawing 510(k) clearance or premarket approvals that are already granted; and

●	Criminal prosecution.

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

Research and Development

Research and development costs relate to our products under development and quality and regulatory costs and are expensed as incurred. During the years ended December 31, 2018 and 2017, we incurred research and development expense of approximately $6.3 million and $5.5 million, respectively. Most of the increase in R&D spending in 2018 was related to the development of a device for intra-operative radiation therapy (IORT) for the treatment of breast and other cancers, for which we filed a 510(k) application with the U.S. Food and Drug Administration (FDA) in December 2017.

Employees

As of December 31, 2018, we had 48 employees, including 45 in the U.S. and three in Israel. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

We have a history of net losses. Our historical losses from inception through December 31, 2018 totaled approximately $13.5 million. If our revenue grows more slowly than currently anticipated, or if operating expenses are higher than expected, we may be unable to achieve profitability, our financial condition will suffer and the value of our common stock could decline. Even if we are successful increasing our sales, we may incur losses in the foreseeable future as we continue to research and develop and seek regulatory approvals for our products. If sales revenue from any of our currently cleared products or any additional products that receive marketing clearance from the FDA or approval from other regulatory authorities in the future is insufficient, or if our product development is delayed, we may be unable to achieve profitability. Furthermore, even if we are able to achieve profitability, we may be unable to sustain or increase such profitability on a quarterly or annual basis, which would significantly reduce the value of our common stock.

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

We have focused heavily on the development and commercialization of a limited number of products for the treatment of non-melanoma skin cancer and other skin conditions with superficial radiotherapy. From our inception in 2010 through December 31, 2018, substantially all of our revenue has been derived from sales of our SRT-100 product line and related services and ancillary products. Although we intend to introduce new products, we expect most of our 2019 revenue to be derived from or related to sales of our SRT-100 product line. If we are unable to achieve and maintain significantly greater market acceptance of superficial radiotherapy for treatment of non-melanoma skin cancer and other skin conditions, or if we do not achieve sustained positive cash flow, then we will be severely constrained in our ability to fund our operations. In addition, if we are unable to market our SRT-100 product line and ancillary products as a result of a quality problem, shortage of components required for assembly, failure to maintain or obtain regulatory approvals, unexpected or serious complications or other unforeseen negative effects related to the SRT-100 product line and ancillary products, we would lose our only source of revenue, and our business, financial condition and results of operations will be adversely affected.

We may be unable to manufacture our products in quantities sufficient to meet existing demand levels, which would hinder our ability to effectively commercialize our products and increase revenues.

The manufacture of medical devices requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls, from us and our key suppliers, to scale up the production process to manufacture sufficient quantities at high volume and with satisfactory production yields. Manufacturers of medical devices often encounter difficulties in production, particularly when scaling up initial production. These problems include difficulties with production costs and yields, quality control and assurance, and shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. In July 2010, we entered into a manufacturing agreement with an unrelated third party for the manufacturing and production of the SRT-100 in accordance with our specifications. We continue to do business with the manufacturer pursuant to this agreement, although we or the manufacturer may terminate the agreement upon 90 days’ written notice or upon at least 60 days’ notice prior to the end of each additional one-year renewal period. As discussed elsewhere in this Annual Report on Form 10-K, we are in the process of adding another contract manufacturer and are exploring the possibility of bringing certain manufacturing capabilities in-house. However, if eventually implemented, our plan to bring the manufacturing function in-house may not be successful and we may be unable to maintain a relationship with our current manufacturer or establish a relationship with another manufacturer on favorable terms, if at all.

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

We have a single preferred supplier for the x-ray tubes and other major components used in our products and the loss of this preferred supplier could adversely affect us.

We have a single preferred supplier for the x-ray tubes and other major components used in our products. Although other suppliers exist in the market, we believe that our preferred supplier’s products are of a superior quality. The loss of these preferred suppliers, or their inability to supply us or our third party manufacturer with adequate components could hinder our ability to effectively produce our products to meet existing demand levels, especially if we were unable to timely procure them from other suppliers in the market, which could adversely affect our ability to commercialize our products and increase our revenues.

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

Furthermore, new competitors, including companies larger than us, may enter the market in the future and may offer products with similar or alternative functionalities. These companies may enjoy several advantages relative to us, including:

●	greater financial and human resources for product development, sales and marketing;

●	greater name recognition;

●	long-established relationships with physicians and hospitals;

●	the ability to offer rebates or bundle multiple product offerings to offer greater discounts or incentives;

●	more established distribution channels and sales and marketing capabilities; and

●	greater experience in and resources for conducting research and development, clinical studies, manufacturing, preparing regulatory submissions, obtaining regulatory clearance or approval for products and marketing cleared products.

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

Substantially all of our 2018 and 2017 sales were made to customers located in the U.S., however in previous years significant sales were made to customers located in China. For the years ended December 31, 2018 and 2017, approximately 1% and 2%, respectively, of our product sales were to Chinese customers, with substantially the remainder of our sales to customers in the U.S. Additionally, a single customer in the U.S. accounted for approximately 71% and 59% of revenues for the years ended December 31, 2018 and 2017, respectively. Because of our geographic and customer concentrations, our revenue could fluctuate significantly due to changes in economic conditions, the use of competitive products, or the loss of, reduction of business with, or less favorable terms within, these countries or this customer. A reduction or delay in orders for our products from these countries and this customer could materially harm our business and results of operations.

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

The success of any new product offering or enhancement to an existing product will depend on several factors, including our ability to:

●	identify and anticipate physician and patient needs properly;

●	develop and introduce new products or product enhancements in a timely manner;

●	avoid infringing the intellectual property rights of third parties;
●	demonstrate the safety and efficacy of new products with data;

●	obtain the necessary regulatory approvals for new products or product enhancements;

●	comply fully with U.S. Food and Drug Administration and applicable foreign government agencies’ regulations on marketing of new devices or modified products;

●	provide adequate training to potential users of our products; and

●	receive coverage and adequate reimbursement for procedures performed with our products.

If we do not develop new products or product enhancements and obtain regulatory approval in time to meet market demand, if there is insufficient demand for these products or enhancements, or if competitors introduce new products with enhanced functionalities that are superior to those of ours, then our results of operations will suffer.

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

Our international operations and our international distributors expose us to risks inherent in operating in foreign jurisdictions. These risks include, without limitation:

●	difficulties in enforcing or defending intellectual property rights;

●	pricing pressure that we may experience internationally;

●	a shortage of high-quality sales people and distributors;

●	third-party reimbursement policies that may require some of the patients who are treated with our products to directly absorb medical costs or that may necessitate the reduction of the selling prices of our products;

●	disadvantage to competition with established business and customer relationships;

●	the imposition of additional U.S. and foreign governmental controls or regulations;

●	economic instability;
●	changes in duties and tariffs, license obligations and other non-tariff barriers to trade;

●	the imposition of restrictions on the activities of foreign agents, representatives and distributors;

●	potentially adverse tax consequences;

●	laws and business practices favoring local companies;

●	difficulties in maintaining consistency with our internal guidelines;

●	the imposition of costly and lengthy new export licensing requirements;

●	the imposition of U.S. or international sanctions against a country, company, person or entity with whom we do business that would restrict or prohibit continued business with the sanctioned country, company, person or entity; and

●	the imposition of new trade restrictions.

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

Our operating results may vary significantly from quarter to quarter, which may negatively impact the value of our securities.

Our quarterly revenues and results of operations may fluctuate due to the following reasons, among others:

●	physician and hospital acceptance of our products;

●	the timing, expense and results of research and development activities, and obtaining future regulatory approvals;

●	fluctuations in expenses associated with expanding operations;

●	the introduction of new products and technologies by competitors;

●	sales representatives’ productivity;

●	supplier, manufacturing or quality problems with products;

●	the timing of stocking orders from distributors;

●	changes in our pricing policies or in the pricing policies of competitors or suppliers; and

●	changes in third-party payors’ reimbursement policies.

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

Our cash requirements in the future may be significantly different from our current estimates and depend on many factors, including:

●	the results of commercialization efforts for products;

●	the need for additional capital to fund development programs;

●	the costs involved in obtaining and enforcing patents or any litigation by third parties regarding intellectual property;

●	the establishment of high-volume manufacturing and increased sales, marketing and distribution capabilities; and

●	success in entering into collaborative relationships with other parties.

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

Our revolving credit facility contains a number of negative covenants that require us to seek the lender’s prior written consent in order to conduct certain activities. For example, we may not, without the prior written consent of the lender:

●	Sell or otherwise transfer all or any part of our business or property, except for transfers in the ordinary course of business or as otherwise permitted by the facility agreement;

●	Change the nature of our business, liquidate or dissolve, undergo a change in management;

●	Add any new offices or business locations, including warehouses;

●	Change our jurisdiction of organization, our organizational structure or type, our legal name or any organizational number assigned to us;

●	Merge or consolidate with any other person or entity or acquire all or substantially all of the capital stock or property of another person or entity;

●	Create, incur or be liable for any indebtedness other than as permitted by the facility agreement;

●	Create, incur, or suffer any lien on any of our property (including receivables) other than as permitted by the facility agreement;

●	Maintain any operating or deposit or security accounts other than with the lender or any of its affiliates;

●	Pay any dividends or make any distribution or payment or redeem, retire or purchase any capital stock, except that we may pay dividends solely in common stock; or

●	Directly or indirectly make any investment, including, without limitation, by the formation of any subsidiary, other than as permitted by the facility agreement.

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

●	Federal Anti-Kickback Statute (42 U.S. Code §1320a-7b), which prohibits any person or entity from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, in cash or in kind, in return for or to induce the referring, ordering, leasing, purchasing or arranging for or recommending the referring, ordering, purchasing or leasing of any good, facility, item or service, for which payment may be made, in whole or in part, under federal healthcare programs, such as the Medicare and Medicaid programs.

●	Federal “Sunshine” (42 U.S. Code §1320a-7h) law, which requires us to track and report annually to CMS information related to certain payments and other “transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals and to report annually to CMS ownership and investment interests held by physicians, and their immediate family members. We are also subject to similar foreign “sunshine” laws or codes of conduct, which vary country by country.

●	Federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, persons or entities from knowingly presenting, or causing to be presented, a false or fraudulent claim to, or the knowing use of false records or statements to obtain payment from, or approval by, the federal government. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. When an entity is determined to have violated the False Claims Act (31 U.S. Code §3729-3733), it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim. Many of the physicians that use our products will file for reimbursement from governmental programs such as Medicare and Medicaid. As a result, we may be subject to the False Claims Act if we knowingly “cause” the filing of false claims.

●	Federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, statute, which, among other things, created federal criminal laws that prohibit knowingly and willfully executing, or attempting to execute, a scheme or artifice to defraud any healthcare benefit program and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statements in connection with the delivery of or payment for healthcare benefits, items or services.

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

Our products must comply with regulatory requirements imposed by the U.S. Food and Drug Administration, the U.S. Department of Health and Human Services and other governmental agencies in the U.S., and similar agencies in foreign jurisdictions. These requirements involve lengthy and detailed laboratory and clinical testing procedures, sampling activities, an extensive agency review process, and other costly and time-consuming procedures. It often takes several years to satisfy these requirements, depending on the complexity and novelty of the product. If we execute on our plans to move our manufacturing function in-house, we will also be subject to additional licensing and regulatory requirements relating to safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potential hazardous substances. Some of the most important requirements applicable or potentially applicable to us include:

●	U.S. Food and Drug Administration Regulations (Title 21 CFR, Parts 801, 803, 806, 807 and 820);

●	EU CE marking of conformity requirements depicted within the MDD (Directive 90/425/EEC);

●	Health Canada requirements (SOR/98-282);

●	Medical Device Quality Management System requirements (ISO 13485:2003);

●	Occupational Safety and Health Administration requirements;

●	China CFDA requirements; and

●	Other similar quality, regulatory and statutory requirements in foreign jurisdictions in which we currently market or plan to market our products in the future.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, included, among other things, a deductible 2.3% excise tax on any entity that manufactures or imports medical devices offered for sale in the U.S., with limited exceptions, effective January 1, 2013. This excise tax imposed a significant increase in the tax burden on the medical device industry. This excise tax was repealed in 2018. Other elements of this law, including comparative effectiveness research, an independent payment advisory board, payment system reforms including shared savings pilots and other provisions, may significantly affect the payment for, and the availability of, healthcare services and may result in fundamental changes to federal healthcare reimbursement programs, any of which may materially affect numerous aspects of our business.

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

Any potential intellectual property litigation also could force us to do one or more of the following:

●	stop selling, making, or using products that use the disputed intellectual property;

●	obtain a license from the intellectual property owner to continue selling, making, licensing, or using products, which license may require substantial royalty payments and may not be available on reasonable terms, or at all;

●	incur significant legal expenses;

●	pay substantial damages or royalties to the party whose intellectual property rights we may be found to be infringing;

●	pay the attorney fees and costs of litigation to the party whose intellectual property rights we may be found to be infringing; or

●	redesign those products that contain the allegedly infringing intellectual property, which could be costly, disruptive or infeasible.

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

Except for a required tax distribution in 2014 in the aggregate amount of $45,421, and a one-time payment in the aggregate amount of approximately $2.6 million paid to former holders of our LLC units with a preferred return in 2016 (prior to our conversion to a corporation), we have never declared or paid cash dividends on our common stock. We currently expect to retain our funds and future earnings to support the operation, growth and development of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. As a result, a return on your investment in the near future will occur only if our share price appreciates. Our securities prices may not appreciate in value or maintain the prices at which you purchased our securities, and in either case, you may not realize a return on investment or could lose all or part of your investment in our securities.

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

Stock markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our securities. In addition, limited trading volume of our securities may contribute to its future volatility. Price declines in our securities could result from general market and economic conditions, some of which are beyond our control, and a variety of other factors, including any of the risk factors described in this Annual Report on Form 10-K. These broad market and industry factors may harm the market price of our securities, regardless of our operating performance, and could cause you to lose all or part of your investment in our securities since you might be unable to sell your securities at or above the price you paid. Factors that could cause fluctuations in the market price of our securities include the following:

●	price and volume fluctuations in the overall stock market from time to time;

●	volatility in the market prices and trading volumes of medical device company stocks;

●	changes in operating performance and stock market valuations of other medical device companies generally, or those in our industry in particular;

●	sales of our securities by us or our stockholders;

●	failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

●	the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;

●	rumors and market speculation involving us or other companies in our industry;

●	actual or anticipated changes in our results of operations or fluctuations in our results of operations;

●	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

●	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

●	developments or disputes concerning our intellectual property or other proprietary rights;

●	announced or completed acquisitions of businesses or technologies by us or our competitors;

●	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

●	changes in accounting standards, policies, guidelines, interpretations or principles;

●	any significant change in our management; and

●	general economic conditions and slow or negative growth of our markets.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies but not to “emerging growth companies,” including, but not limited to:

●	being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

●	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act;

●	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

●	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

●	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

We are a “smaller reporting company,” meaning that our outstanding common stock held by nonaffiliates had a value of less than $250 million at the end of our most recently completed second fiscal quarter. Thus, even if we are no longer an emerging growth company, as a smaller reporting company, we could take advantage of certain reduced governance and disclosure requirements, including not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting. As a result, investors and others may be less comfortable with the effectiveness of our internal controls and the risk that material weaknesses or other deficiencies in internal controls go undetected may increase. In addition, as a smaller reporting company, we take advantage of our ability to provide certain other less comprehensive disclosures in our SEC filings, including, among other things, providing only two years of audited financial statements in annual reports and simplified executive compensation disclosures. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects, as the information we provide to stockholders may be different from what one might receive from other public companies in which one holds shares.

Our executive officers, directors and principal stockholders may exert control over us and may exercise influence over matters subject to stockholder approval.

Our executive officers and directors, together with their respective affiliates, beneficially owned approximately 33% of our outstanding common stock as of March 8, 2019. Accordingly, these stockholders, if they act together, may exercise substantial influence over matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger. This concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discourage a potential acquirer from attempting to obtain control over us, which in turn could have a material adverse effect on the market value of our common stock.

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

Provisions of Delaware law (where we are incorporated), our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace or remove our board of directors. These provisions include:

●	authorizing the issuance of “blank check” preferred stock without any need for action by stockholders;
●	requiring supermajority stockholder voting to effect any merger or sale of all or substantially all of our stock our assets;
●	eliminating the ability of stockholders to call and bring business before special meetings of stockholders;
●	prohibiting stockholder action by written consent;
●	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings;
●	dividing our board of directors into three classes so that only one third of our directors will be up for election in any given year; and
●	providing that our directors may be removed only by the affirmative vote of at least 75% of our then-outstanding common stock and only for cause.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in our internal controls. In addition, we are required to furnish a report by management on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting beginning with our annual report on Form 10-K following the date on which we are no longer an emerging growth company, which may be up to five full years following the date of our IPO, or the date we no longer qualify as a smaller reporting company. Our compliance with Section 404 of the Sarbanes-Oxley Act will require us to incur substantial accounting expense and expend significant management efforts. If we are unable to comply with the requirements of Section 404 in a timely manner, or we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our common stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Our operations may be impaired if our information technology systems fail to perform adequately or if we are the subject of a data breach or cyberattack.

Our information technology systems are critically important to operating our business efficiently. We rely on our information technology systems to manage our business data, communications, employee information, and other business processes. We outsource certain business process functions to third-party providers and similarly rely on these third parties to maintain and store confidential information on their systems. The failure of these information technology systems to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies, and the loss of sales and customers, causing our business and results of operations to suffer.

Although we protect our information technology systems, we have experienced varying degrees of cyber-incidents in the normal conduct of our business, including viruses, worms, phishing and other malicious activities. Although there have been no serious consequences to date, such breaches could result in unauthorized access to information including customer, supplier, employee, or other company confidential data. We do carry insurance against these risks, perform penetration tests from time to time, and design our business processes to attempt to mitigate the risk of such breaches. However, our efforts to mitigate these risks may be unsuccessful for security breaches not to occur. Moreover, the development and maintenance of these measures requires continuous monitoring as technologies change and efforts to overcome security measures evolve. We have experienced, and expect to continue to experience, cyber security threats and incidents, none of which has been material to us to date. However, a successful breach or attack could have a material negative impact on our operations and subject us to consequences such as direct costs associated with incident response.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Our corporate headquarters and principal office is located in Boca Raton, Florida. Our corporate headquarters and principal office occupies approximately 8,926 square feet of leased space. The lease was last extended in January 2018 and will expire in September 2022. Our Israeli subsidiary entered into a two-year lease for office space in September 2018. Both of our leases contain escalating rent clauses. Our rental expense in 2018 was approximately $229,000. We believe that our current facilities are suitable and adequate to meet our current needs and that suitable additional space will be available as and when needed on acceptable terms. Our main manufacturing function is physically located at our third party manufacturer’s facility in Oak Ridge, Tennessee.

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

Common Stock Market Prices

Our common stock trades on the Nasdaq Capital Market under the symbol “SRTS.” We had a total of 44 stockholders of record as of March 8, 2019. The following table presents the range of high and low closing sales prices reported on the Nasdaq Capital Market.

	2018				2017
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Common stock price:
High	$8.72	$8.38	$7.71	$5.97	$6.00	$6.01	$4.65	$5.24
Low	5.31	6.70	5.75	5.22	4.85	3.50	3.52	4.35
Close	7.41	8.38	7.26	5.84	5.16	4.98	4.52	4.39

Dividends

We have never declared or paid any dividend on our common stock. We anticipate that for the foreseeable future all earnings will be retained for use in our business and we do not expect to pay dividends to stockholders. Any future payment of cash dividends on our common stock will be dependent upon our financial condition, results of operations, current and anticipated cash requirements, plans for expansion, as well as other factors that our Board of Directors deems relevant. Additionally, certain contractual agreements and provisions of Delaware law impose restrictions on our ability to pay dividends. For example, our current revolving line of credit restricts our ability to pay dividends or make any distributions or payments or redeem, retire or purchase any capital stock without the prior written consent of the lender, provided that we may pay dividends solely in common stock without prior consent. Additionally, Section 170(a) of the Delaware General Corporation Law (“DGCL”) only permits dividends to be paid out of two legally available sources: (1) out of surplus, or (2) if there is no surplus, out of net profits for the year in which the dividend is declared or the preceding year (so-called “nimble dividends”). However, dividends may not be declared out of net profits if “the capital of the corporation, computed in accordance with sections 154 and 244 of the DGCL, shall have been diminished by depreciation in the value of its property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets.” Contractual obligations and applicable law will restrict our ability to declare and pay dividends in the future.

Unregistered Sales of Securities

There were no unregistered sales of securities during the year ended December 31, 2018.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

None.

Item 6.	SELECTED FINANCIAL DATA

Not applicable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis (“MD&A”) in conjunction with the information set forth within the financial statements and related notes included in this Annual Report on Form 10-K. The following information should provide a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during 2018 compares with the prior year. Throughout this section, Sensus Healthcare, Inc. is referred to as “Company,” “we,” “us,” or “our.”

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

Selling and marketing

We focus on two primary markets - private dermatology practices and radiation oncologists in both private and hospital settings. We currently employ a multi-tier sales strategy in an attempt to optimize geographic coverage and focus on what we perceive to be our key markets. This multi-tier sales model uses a direct salesforce in the U.S. and international dealers and distributors.

General and administrative

General and administrative expense consists primarily of salaries, employee benefits, bonuses, and related costs for personnel who support our general operations such as executive management, finance, accounting and administrative functions, as well as legal and other professional fees, director and officer insurance and other public company expenses.

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

Income taxes

Until December 31, 2015, we were organized as a limited liability corporation taxed as a pass-through entity and accordingly, we did not recognize a federal or state income tax provision. Beginning in 2016, as a result of our conversion to a Delaware corporation, we began recording a provision for income tax (benefit) expense, which consists of income taxes in jurisdictions in which we conduct business. We are taxed at the rates applicable within each jurisdiction in which we operate or generate revenue. The composite income tax rate, tax provisions, deferred tax assets and deferred tax liabilities vary according to the jurisdiction in which profits arise. Tax laws are complex and subject to different interpretations by management and the respective governmental taxing authorities, and require us to exercise judgment in determining our income tax provision, our deferred tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not that the future realization of all or some of the deferred tax assets will not be achieved.

On December 22, 2017, the United States enacted new federal tax reform legislation, resulting in significant changes from the prior tax law. The new tax law reduced the federal corporate income tax rate to 21% from 35%, effective January 1, 2018. Our federal income tax expense for periods beginning in 2018 was based on the new rate. The new tax law also permits immediate deduction of 100% of the costs of qualified property that have been incurred and the property placed in service during the period from September 27, 2017 to December 31, 2022. This provision will begin to phase out by 20% per year beginning January 1, 2023 and will be completely phased out as of January 1, 2027.

Our subsidiary in Israel is taxed on its taxable income. The current corporate tax rate in Israel is 23%.

Inflation

Inflation has not had a material impact on net sales, revenues or income from operations for our two most recent years as a result of historically low levels of inflation.

Results of Operations

	For the Years Ended December 31,
	2018	2017

Revenues	$26,427,190	$20,587,827
Cost of Sales	9,516,302	6,787,836
Gross Profit	16,910,888	13,799,991
Operating Expenses
Selling and marketing	8,531,622	8,305,315
General and administrative	4,124,214	3,721,627
Research and development	6,260,406	5,490,489
Total Operating Expenses	18,916,242	17,517,431
Loss From Operations	(2,005,354)	(3,717,440)
Other Income (Expense)
Interest income	139,278	75,807
Interest expense	(156,685)	(68,881)
Other Income (Expense), net	(17,407)	6,926
Net Loss	$(2,022,761)	$(3,710,514)

 Year ended December 31, 2018 compared to the year ended December 31, 2017

Total revenue.  Total revenue was $26,427,190 for the year ended December 31, 2018 compared to $20,587,827 for the year ended December 31, 2017, an increase of $5,839,363, or 28.4%. The growth in revenue was attributable to an increase in the volume of systems sold as well as a higher percentage of sales of the higher-priced SRT-100 Vision product in the current year.

Total cost of sales. Cost of sales was $9,516,302 for the year ended December 31, 2018 compared to $6,787,836 for the year ended December 31, 2017, an increase of $2,728,466, or 40.2%. The increase in cost was due to a greater number of systems sold during the year ended December 31, 2018 compared to the corresponding period in 2017.

Gross profit.  Gross profit was $16,910,888 for the year ended December 31, 2018 compared to $13,799,991 for the year ended December 31, 2017, an increase of $3,110,897 or 22.5%, for the reasons discussed above. Our overall gross profit margin was 64.0% in the year ended December 31, 2018 compared to 67.0% in the corresponding period in 2017, mainly due to the mix of products sold during 2018.

Selling and marketing.  Selling and marketing expense was $8,531,622 for the year ended December 31, 2018 compared to $8,305,315 for the year ended December 31, 2017, an increase of $226,307 or 2.7%. The increase was primarily attributable to an increase in commission expense directly related to the increase in sales offset by a reduction in marketing activities during 2018.

General and administrative.  General and administrative expense was $4,124,214 for the year ended December 31, 2018 compared to $3,721,627 for the year ended December 31, 2017, an increase of $402,587, or 10.8%. The net increase was due primarily to stock compensation expense of $444,000 from the grant of fully vested shares to directors.

Research and development.  Research and development expense was $6,260,406 for the year ended December 31, 2018 compared to $5,490,489 for the year ended December 31, 2017, an increase of $769,917 or 14.0%. The increase in research and development spending was attributable to the acceleration of research projects in 2018.

Other income (expense). We incur interest expense in connection with our secured credit facility with Silicon Valley Bank and interest income from our investment in held-to-maturity securities and cash equivalents. Other income, net increased in 2018 due to interest on the net proceeds received from the share offering in September 2018.

Financial Condition

Our cash, cash equivalent and investment balance increased to $15,376,446 at December 31, 2018 from $11,190,103 at December 31, 2017, primarily as a result of the net public offering proceeds from our shelf take down in September 2018 of approximately $15.8 million, partially offset by the cash used in operations during 2018.

Borrowings under the revolving line of credit were $0 as of December 31, 2018, compared to $2,214,970 at December 31, 2017. Outstanding borrowings under the line of credit were repaid from the proceeds of the shelf takedown.

Liquidity and Capital Resources

Overview

In general terms, liquidity is a measurement of our ability to meet our cash needs. For the years ended December 31, 2018 and 2017, a significant source of funding has been from cash flows from financing activities, including our public offering in 2018, as well as from borrowings under our revolving line of credit. We believe that proceeds from our public offerings, our borrowing capacity and our access to capital resources are sufficient to meet our anticipated operating capital and funding requirements for the foreseeable future. Our liquidity position and capital requirements may be impacted by a number of factors, including the following:

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

Cash flows

The following table provides a summary of our cash flows for the periods indicated:

	For the Years Ended December 31,
	2018	2017
Net Cash Provided by (Used In):
Operating Activities	$(8,517,760)	$(3,056,606)
Investing Activities	(2,688,360)	6,173,913
Financing Activities	13,604,908	1,925,684
Increase In Cash and Cash Equivalents	$2,398,788	$5,042,991

Cash flows from operating activities

Net cash used in operating activities was $8,517,760 for the year ended December 31, 2018, consisting of a net loss of $2,022,761 and an increase in net operating assets of $8,244,406, partially offset by non-cash charges of $1,749,406. The increase in net operating assets was primarily due to the increase in sales and other longer payment terms on certain sales, resulting in an increase in accounts receivable, an increase in prepaid and other current assets and an increase in account payable and accrued expenses. Non-cash charges consisted primarily of stock compensation expense and depreciation and amortization. Net cash used in operating activities was $3,056,606 for the year ended December 31, 2017, consisting of a net loss of $3,710,514 and an increase in net operating assets of $568,857, offset by non-cash charges of $1,222,765.

Cash flows from investing activities

Net cash used in investing activities was $2,688,360 due the purchase of debt securities held-to-maturity of $2,892,190 and $900,805 for acquisition of property and equipment offset by matured investments of $1,104,635 during the year ended December 31, 2018. Net cash provided in investing activities totaled $6,173,913 for the year ended December 31, 2017, which consisted of matured investments of $6,461,507 less $287,594 for acquisition of property and equipment.

Cash flows from financing activities

Net cash provided by financing activities was $13,604,908 during the year ended December 31, 2018, mostly from the gross proceeds of $17,249,995 from the offering of common stock and $90,867 from exercise of warrants, partially offset by $2,214,970 repayment of our revolving credit facility, offering costs of $1,402,336 and $118,648 in withholding tax on stock compensation. Net cash provided by financing activities was $1,925,684 during the year ended December 31, 2017 of which $2,214,970 was from borrowing under our line of credit, partially offset by $289,286 on withholding taxes paid on stock compensation.

Indebtedness

Please see Note 4 to the financial statements.

Contractual Obligations and Commitments

In July 2016, we renewed our lease with an unrelated third party for its headquarters office. The renewal was effective September 1, 2016 and expanded the office space being occupied. The lease expires in September 2022 and lease payments increase by 3% annually. In February 2017 and January 2018, we signed amendments to further expand our leased office space. Our wholly owned Israeli subsidiary also entered into a two-year lease for office space in September 2018. Future minimum lease payments as of December 31, 2018 are as follows:

Year	Minimum Lease Payment
2019	$249,000
2020	245,000
2021	231,000
2022	177,000
Total	$902,000

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

FINANCIAL STATEMENTS OF SENSUS HEALTHCARE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Sensus Healthcare, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sensus Healthcare, Inc. (the “Company”) as of December 31, 2018 and 2017, the related statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2012.

Fort Lauderdale, FL
March 15, 2019

SENSUS HEALTHCARE, INC.
BALANCE SHEETS

	As of December 31,
	2018	2017

Assets
Current Assets
Cash and cash equivalents	$12,484,256	$10,085,468
Accounts receivable, net	13,145,934	4,958,255
Inventories	1,628,817	1,171,383
Investment in debt securities	2,892,190	1,104,635
Prepaid and other current assets	1,750,994	566,972
Total Current Assets	31,902,191	17,886,713
Property and Equipment, Net	891,029	394,078
Patent Rights, Net	433,737	530,123
Deposits	24,272	24,272
Total Assets	$33,251,229	$18,835,186
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$5,166,239	$4,067,894
Product warranties	136,217	146,722
Deferred revenue, current portion	722,025	652,242
Total Current Liabilities	6,024,481	4,866,858
Revolving Credit Facility	—	2,214,970
Deferred Revenue, Net of Current Portion	766,732	73,083
Total Liabilities	6,791,213	7,154,911
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, 5,000,000 shares authorized and none issued and outstanding	—	—
Common stock, $0.01 par value – 50,000,000 authorized; 16,145,915 issued and 16,112,461 outstanding at December 31, 2018; 13,522,168 issued and 13,488,714 outstanding at December 31, 2017	161,459	135,221
Additional paid-in capital	39,957,905	23,181,641
Treasury stock, 33,454 shares at cost, at December 31, 2018 and 2017.	(133,816)	(133,816)
Accumulated deficit	(13,525,532)	(11,502,771)
Total Stockholders’ Equity	26,460,016	11,680,275
Total Liabilities and Stockholders’ Equity	$33,251,229	$18,835,186

See accompanying notes to the consolidated financial statements.

SENSUS HEALTHCARE, INC.
STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2018	2017

Revenues	$26,427,190	$20,587,827
Cost of Sales	9,516,302	6,787,836
Gross Profit	16,910,888	13,799,991
Operating Expenses
Selling and marketing	8,531,622	8,305,315
General and administrative	4,124,214	3,721,627
Research and development	6,260,406	5,490,489
Total Operating Expenses	18,916,242	17,517,431
Loss From Operations	(2,005,354)	(3,717,440)
Other Income (Expense)
Interest income	139,278	75,807
Interest expense	(156,685)	(68,881)
Other Income (Expense), net	(17,407)	6,926
Net Loss	$(2,022,761)	$(3,710,514)
Net Loss per share – basic and diluted	$(0.14)	$(0.28)
Weighted average number of shares used in computing net loss per share – basic and diluted	14,115,757	13,236,519

See accompanying notes to the consolidated financial statements.

SENSUS HEALTHCARE, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Common Stock		Additional	Treasury Stock
	Shares	Amount	Paid-In Capital	Shares	Amount	Accumulated Deficit	Total
December 31, 2016	13,546,171	$135,461	$22,930,975	—	$—	$(7,792,257)	$15,274,179
Stock based compensation	5,000	50	405,846	—	—	—	405,896
Surrender of shares for tax withholding on stock compensation	(29,003)	(290)	(155,180)	(33,454)	(133,816)	—	(289,286)
Net loss	—	—	—	—	—	(3,710,514)	(3,710,514)
December 31, 2017	13,522,168	$135,221	$23,181,641	(33,454)	$(133,816)	$(11,502,771)	$11,680,275
Issuance of common stock for cash, net of offering cost	2,563,764	25,638	15,822,021	—	—	—	15,847,659
Stock based compensation	50,000	500	982,124	—	—	—	982,624
Surrender of shares for tax withholding on stock compensation	(19,305)	(193)	(118,455)	—	—	—	(118,648)
Exercise of warrants and options	29,288	293	90,574	—	—	—	90,867
Net loss	—	—	—	—	—	(2,022,761)	(2,022,761)
December 31, 2018	16,145,915	$161,459	$39,957,905	(33,454)	$(133,816)	$(13,525,532)	$26,460,016

See accompanying notes to the consolidated financial statements.

SENSUS HEALTHCARE, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2018	2017
Cash Flows From Operating Activities
Net loss	$(2,022,761)	$(3,710,514)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Bad debt expense (recoveries)	(13,280)	191,391
Depreciation and amortization	658,255	387,917
Provision for product warranties	121,807	237,561
Stock based compensation	982,624	405,896
Decrease (increase) in:
Accounts receivable	(8,174,399)	(2,051,011)
Inventories	(661,419)	118,925
Prepaid and other current assets	(1,184,023)	333,751
Increase (decrease) in:
Accounts payable and accrued expenses	1,098,344	1,305,522
Deferred revenue	763,432	(144,724)
Product warranties	(132,311)	(131,320)
Total Adjustments	(6,540,970)	653,907
Net Cash Used In Operating Activities	(8,563,731)	(3,056,606)
Cash Flows from Investing Activities
Acquisition of property and equipment	$(854,834)	$(287,594)
Investment in debt securities - held to maturity	(2,892,190)	—
Investments matured	1,104,635	6,461,507
Net Cash Provided By (Used In) Investing Activities	(2,642,389)	6,173,913
Cash Flows from Financing Activities
Offering of common stock	17,249,995	—
Revolving credit facility, net	(2,214,970)	2,214,970
Offering costs	(1,402,336)	—
Withholding taxes on stock compensation	(118,648)	(289,286)
Exercise of warrants	90,867	—
Net Cash Provided By Financing Activities	13,604,908	1,925,684
Net Increase in Cash and Cash Equivalents	2,398,788	5,042,991
Cash and Cash Equivalents – Beginning	10,085,468	5,042,477
Cash and Cash Equivalents – Ending	$12,484,256	$10,085,468
Supplemental Disclosure of Cash Flow Information
Interest Paid	$156,685	$43,316
Non Cash Investing and Financing Activities
Transfer of inventory to property and equipment	$203,987	$35,393

See accompanying notes to the consolidated financial statements.

SENSUS HEALTHCARE, INC.
NOTES TO THE FINANCIAL STATEMENTS

Note 1 — Organization and Summary of Significant Accounting Policies

Description of the Business

Sensus Healthcare, Inc. (the “Company”) is a manufacturer of superficial radiation therapy devices and has established a distribution and marketing network to sell the devices to healthcare providers globally. The Company was organized on May 7, 2010 as a limited liability corporation. On January 1, 2016, the Company completed a corporate conversion pursuant to which Sensus Healthcare, Inc. succeeded to the business of Sensus Healthcare, LLC. In February 2018, the Company opened a subsidiary in Israel. The Company operates as one segment from its corporate headquarters located in Boca Raton, Florida.

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

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” using the modified retrospective method for all contracts as of the date of adoption. The adoption of this standard did not result in a significant change to the Company’s historical revenue recognition policies and there were no necessary adjustments required to retained earnings upon adoption.

Under ASC 606, a performance obligation is a promise within a contract to transfer a distinct good or service, or a series of distinct goods and services, to a customer. Revenue is recognized when performance obligations are satisfied and the customer obtains control of promised goods or services, which is generally upon shipment of the goods and performance of the service. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for goods or services. Under the standard, a contract’s transaction price is allocated to each distinct performance obligation. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identifies the contracts with a customer; (ii) identifies the performance obligations within the contract, including whether they are distinct and capable of being distinct in the context of the contract; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations in the contract; and (v) recognizes revenue when, or as, the Company satisfies each performance obligation.

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

Disaggregated revenue for the year ended December 31, 2018 and 2017 was as follows:

	For the Years Ended December 31,
	2018	2017
Product Revenue	$24,651,212	$19,003,723
Service Revenue	1,775,978	1,584,104
Total Revenue	$26,427,190	$20,587,827

The Company operates in a highly-regulated environment in which state regulatory approval is sometimes required prior to the customer being able to use the product, primarily in the U.S. dermatology market. In these cases, where regulatory approval is pending, revenue is deferred until such time as regulatory approval is obtained.

Deferred revenue as of December 31, 2018 was as follows:

	Service	Product	Total Deferred Revenue
Balance, beginning of period	$643,325	$82,000	$725,325
Revenue recognized	(1,344,588)	(49,000)	(1,393,588)
Amounts invoiced	2,157,020	—	2,157,020
Balance, end of period	$1,455,757	$33,000	$1,488,757

Deferred revenue increased due to new service contracts during the year ended December 31, 2018.

The Company does not disclose information about remaining performance obligations of deposits for products that have original expected durations of one year or less. Estimated service revenue to be recognized in the future related to the performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2018 is as follows:

Year	Service Revenue
2019	$674,026
2020	441,270
2021	325,893
2022	14,568
Total	$1,455,757

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

Segment and Geographical Information

The Company’s revenue is generated primarily from customers in the United States, which represented approximately 96% and 97% of revenue for the years ended December 31, 2018 and 2017, respectively. A single customer in the U.S. accounted for approximately 71% and 59% of revenue for the years ended December 31, 2018 and 2017, respectively, and 87% of the accounts receivable as of December 31, 2018 and 2017.

Fair Value of Financial Instruments

Carrying amounts of cash equivalents, accounts receivable, accounts payable and revolving credit facility approximate fair value due to their relative short maturities.

Cash and Cash Equivalents

The Company maintains its cash and cash equivalents with financial institutions which balances exceed the federally insured limits. Federally insured limits are $250,000 for deposits. As of December 31, 2018 and 2017, the Company had approximately $11,726,000 and $9,952,000, respectively in excess of federally insured limits.

For purposes of the statement of cash flows, the Company considers all highly liquid financial instruments with a maturity of three months or less when purchased to be a cash equivalent.

Investments

Short-term investments consist of investments which the Company expects to convert into cash within one year and long-term investments after one year. The Company classifies its investments in debt securities at the time of purchase as held-to-maturity and re-evaluates such classification on a quarterly basis. Held-to-maturity investments consist of securities that the Company has the intent and ability to retain until maturity. These securities are carried at amortized cost plus accrued interest and consist of the following:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Short Term:
Corporate bonds	$602,599	$—	$256	$602,343
United States Treasury bonds	502,036	—	332	501,704
Total Short Term:	1,104,635	—	588	1,104,047

Total Investments December 31, 2017	$1,104,635	$—	$588	$1,104,047
Short Term:
Corporate bonds	$2,892,190	$—	$623	$2,891,567
Total Short Term:	2,892,190	—	623	2,891,567

Total Investments December 31, 2018	$2,892,190	$—	$623	$2,891,567

Accounts Receivable

The Company does business and extends credit based on an evaluation of each customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The allowance for doubtful accounts was approximately $0 and $16,000 as of December 31, 2018 and 2017, respectively. Bad debt recoveries and expense for the years ended December 31, 2018 and 2017 was approximately $13,000 in recoveries and $191,000 in expense, respectively.

Inventories

Inventories consist of finished product and components and are stated at the lower of cost and net realizable value, determined using the first-in-first-out method.

Property and Equipment

Property and equipment are stated at cost. Depreciation on property and equipment is calculated on the straight-line basis over the estimated useful life of each asset. Maintenance and repairs are expensed as incurred; expenditures that enhance the value of property or extend their useful lives are capitalized. When assets are sold or returned, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income.

Inventory units designated for customer demonstrations, as part of the sales process, are reclassified to property and equipment and the depreciation is recorded to selling and marketing expense. The inventory used for demonstrations that was reclassified to property and equipment for the years ended December 31, 2018 and 2017 was approximately $158,000 and $35,000, respectively.

Intangible Assets

Intangible assets are comprised of the Company’s patent rights and are amortized over the patents’ estimated useful life of approximately 13 years. As of December 31, 2018, the remaining useful life was 54 months.

Long-Lived Assets

The Company evaluates its long-lived assets, including intangible assets, for possible impairment whenever circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future cash flows in accordance with accounting guidance. If circumstances suggest the recorded amounts cannot be recovered, based upon estimated future undiscounted cash flows, the carrying values of such assets are reduced to fair value. No impairment charges were recorded for long-lived assets for the years ended December 31, 2018 and 2017.

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

	For the Years Ended December 31,
	2018	2017
Stock options	31,694	—
Restricted shares	17,365	—
Warrants	—	4,076

Equity-Based Compensation

Pursuant to relevant accounting guidance related to accounting for equity-based compensation, the Company is required to recognize all share-based payments to non-employees and employees in the financial statements based on fair values on the grant date. The Company has accounted for issuance of shares, options, and warrants in accordance with the guidance, which requires the recognition of expense, based on grant-date fair values, over the service period, generally periods over which the shares, options and warrants vest.

Advertising Costs

Advertising and promotion expenses are charged to expense as incurred. Advertising and promotion expense included in selling and marketing expense in the accompanying statements of operations amounted to approximately $1,462,000 and $1,684,000 for the years ended December 31, 2018 and 2017, respectively.

Operating Leases

Rent expense for operating leases which contain escalating rental clauses is recorded on a straight-line basis over the lease term.

Recently issued and adopted accounting standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 eliminated transaction- and industry-specific revenue recognition guidance under current GAAP and replaced it with a principle based approach for determining revenue recognition. ASU 2014-09 requires that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. In April 2016, the FASB also issued ASU 2016-10, Identifying Performance Obligations and Licensing, implementation guidance on principal versus agent, identifying performance obligations, and licensing. ASU 2016-10 is effective for reporting periods beginning after December 15, 2017. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company adopted the new revenue recognition standard in the first quarter of 2018 using the full retrospective method. The Company’s revenues were not materially impacted as a result of applying ASC 606 for the year ended December 31, 2018, and there have not been significant changes to the Company’s business processes, systems, or internal controls as a result of implementing the standard.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 1, 2018, including interim periods within those fiscal years, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption of the amendments in the update is permitted. We will adopt the updated accounting guidance in the first quarter of 2019, but prior periods will not be adjusted. The Company does not expect this standard will have a material impact on its consolidated financial statements.

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

Note 2 — Property and Equipment

	As of December 31,		Estimated Useful
	2018	2017	Lives

Operations and rental equipment	$852,273	$542,639	3 years
Tradeshow and demo equipment	784,244	271,275	3 years
Computer equipment	112,521	94,298	3 years
	1,749,038	908,212
Less accumulated depreciation	(858,009)	(514,134)
Property and Equipment, Net	$891,029	$394,078

Depreciation expense was approximately $562,000 and $291,000 for the years ended December 31, 2018 and 2017, respectively. Accumulated depreciation on asset disposals was approximately $218,000 for the year ended December 31, 2018.

Note 3 — Patent Rights

	As of December 31,
	2018	2017

Gross carrying amount	$1,253,018	$1,253,018
Less accumulated amortization	(819,281)	(722,895)
Patent Rights, Net	$433,737	$530,123

Amortization expense was approximately $96,000 for the years ended December 31, 2018 and 2017. As of December 31, 2018, future remaining amortization expense is as follows:

For the Year Ending December 31,
2019	$96,386
2020	96,386
2021	96,386
2022	96,386
2023	48,193
Total	$433,737

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

Interest, at Prime plus 0.75% (6.25% at December 31, 2018) and Prime plus 1.50% on non-formula borrowings (7.00% at December 31, 2018), is payable monthly, and the outstanding principal and interest are due on the maturity date. The facility is secured by all of the Company’s assets and limits the amount of additional indebtedness, restricts the sale, disposition or transfer of assets of the Company and requires the maintenance of a certain monthly adjusted quick ratio restrictive covenant, as defined in the agreement. The Company was in compliance with its financial covenants as of December 31, 2018 and December 31, 2017. There were no borrowings outstanding under the revolving credit facility at December 31, 2018 and approximately $2,215,000 was outstanding at December 31, 2017. The Company pays commitment fees of 0.25% per annum on the average unused portion of the line of credit.

Note 5 — Product Warranties

Changes in product warranty liability were as follows for the year ended December 31, 2018:

Balance, beginning of period	$146,722
Warranties accrued during the period	121,807
Payments on warranty claims	(132,312)
Balance, end of period	$136,217

Note 6 — Commitment and Contingencies

Operating Lease Agreements

In July 2016, the Company renewed its lease with an unrelated third party for its headquarters office. The renewal was effective September 1, 2016 and expanded the office space being occupied. The lease expires in September 2022 and lease payments increase by 3% annually. In February 2017 and January 2018, the Company signed amendments to expand further the leased office space. The Company’s Israeli subsidiary entered into a two year lease for office space starting in September 2018. Future minimum lease payments as of December 31, 2018 are as follows:

Year	Minimum Lease Payment
2019	$249,000
2020	245,000
2021	231,000
2022	177,000
Total	$902,000

Rental expense for year ended December 31, 2018 and 2017 was approximately $229,000 and $178,000, respectively.

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

Purchases from this manufacturer totaled approximately $4,185,000 and $3,838,000 for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, approximately $1,041,000 and $829,000, respectively, was due to this manufacturer, which is presented in accounts payable and accrued expenses in the accompanying balance sheets.

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

Note 7 — Employee Benefit Plans

We sponsor a 401(k) defined contribution retirement plan that allows eligible employees to contribute a portion of their compensation through payroll deductions in accordance with specified plan guidelines. We make contributions to the plans that include matching a percentage of the employees’ contributions up to certain limits. Expenses related to this plan totaled approximately $107,000 and $95,000 for the years ended December 31, 2018 and 2017, respectively.

Note 8 — Stockholders’ Equity

The Company has authorized 50,000,000 shares of common stock, of which 16,145,915 were issued and 16,112,461 outstanding at December 31, 2018; 13,522,168 shares were issued and 13,488,714 outstanding as of December 31, 2017, respectively.

Stock Issuances

On September 17, 2018, the Company completed a public offering of 2,205,882 shares of its common stock, par value $0.01 per share, at a public offering price of $6.80 per share. On September 21, 2018 the Company issued an additional 330,882 shares of its common stock pursuant to the exercise in full of the underwriters’ option received in connection with the public offering of its common stock. After giving effect to the full exercise of the option, Sensus sold an aggregate of 2,536,764 shares of its common stock at a price of $6.80 per share with total gross proceeds of approximately $17.25 million, and net proceeds of $15.85 million after deducting underwriting discounts and commissions and other offering expenses.

Warrants

In April 2013, the closing date of the Company’s second common offering, the Company’s placement agent received investor rights to five-year warrants to purchase 86,376 common shares of the Company at an exercise price of $4.55 per unit, which was equal to 110% of the offering price. During the first quarter of 2018, 73,309 of the warrants were exercised, and 13,067 warrants expired.

In June 2016, from the Company’s IPO, the investors received three-year warrants to purchase 2,300,000 shares of common stock at an exercise price of $6.75 per share; the warrants are exercisable through June 8, 2019. Following the first anniversary of the date of issuance, if certain conditions are met, the Company may redeem any and all of the outstanding warrants at a price equal to $0.01 per warrant.

In addition, the underwriter’s representatives for the IPO received four-year warrants to purchase up to 138,000 units, consisting of one share of common stock and one warrant to purchase one share of common stock. The warrants for the units are exercisable between June 2, 2017 and June 2, 2021 at an exercise price of $6.75 per unit.

The following table summarizes the Company’s warrant activity:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding – December 31, 2017	2,524,376	$6.67	1.50
Granted	—	—	—
Exercised	(73,309)	4.55	—
Expired	(13,067)	4.55	—
Outstanding – December 31, 2018	2,438,000	$6.75	0.55
Exercisable – December 31, 2018	2,438,000	$6.75	0.55

The intrinsic value of the common stock warrants was approximately $1,609,000 as of December 31, 2018, and $19,000 as of December 31, 2017.

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

On June 2, 2016, 307,666 shares of restricted stock were issued to employees and were recorded at the fair value of $5.25 as per the initial offering price. In addition, on January 20, 2017, 10,000 shares of restricted stock were issued to one employee and were recorded at the fair value of $4.99 per share and on October 1, 2018, 30,000 shares of restricted stock were issued to employees and were recorded at the fair value of $8.58 per share. The restricted shares vest 25% per year over a four-year vesting period and are being recognized as expense on a straight-line basis over the vesting period of the awards.

On January 25, 2018, 80,000 fully vested shares were granted to the nonemployee directors, and 229,334 stock options with a four-year vesting period were granted to employees. The shares were recorded at the fair value of $5.55 per share for a total of $444,000 and the stock options were valued using a Black Scholes model at $3.52 per option using the assumptions noted in the following table. All 229,334 stock options were unvested and had an intrinsic value of approximately $427,000 as of December 31, 2018.

2018
Expected volatility	67.8%
Risk-free interest rate	2.5%
Expected life	6.25 years
Dividend yield	0.0%

The accounting guidance requires the use of a valuation model to calculate the fair value of each stock-based award. The Company uses the Black-Scholes model to estimate the fair value of stock options granted based on the following assumptions:

Expected Volatility. Expected volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate. Expected volatility is based on the historical daily volatility of the price of our common shares. The Company estimated the expected volatility of the stock options at grant date.

Risk-Free Interest Rate. The risk-free interest rate is based on the implied yield on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term of our stock-based awards.

Expected Term or Life. The expected term or life of stock options granted issued represents the expected weighted average period of time from the date of grant to the estimated date that the stock option would be fully exercised. The weighted average expected option term was determined using a combination of the “simplified method” for plain vanilla options as allowed by the accounting guidance. The “simplified method” calculates the expected term as the average of the vesting term and original contractual term of the options.

The Company recognizes forfeitures as they occur rather than estimating a forfeiture rate. The reduction of stock compensation expense related to the forfeitures was approximately $39,000 and $7,000 for the years ended December 31, 2018 and 2017, respectively.

Unrecognized stock compensation expense was approximately $1,391,000 as of December 31, 2018, which will be recognized over the remaining vesting period.

The following table summarizes the Company’s restricted stock activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2017	237,000	$5.24
Granted	30,000	8.58
Vested	(68,166)	5.24
Forfeited	(33,000)	5.25
Unvested balance at December 31, 2018	165,834	$5.84

Treasury Stock

The Company accounts for purchases of treasury stock under the cost method with the cost of such share purchases reflected in treasury stock in the accompanying condensed balance sheet. As of December 31, 2018 and 2017, the Company had 33,454 treasury shares.

Note 9 — Income Taxes

The income tax provision (benefit) consisted of the following:

	For The Years Ended
	December 31,
	2018	2017
Current – federal	—	—
Current – state	—	—
Deferred – federal	(707,725)	(767,337)
Deferred – international	(40,038)	—
Deferred – state	(246,766)	(114,049)
	(994,529)	(881,386)
Change in valuation allowance	994,529	881,386
Income tax provision (benefit)	$—	$—

For the years ended December 31, 2018 and December 31, 2017, the expected tax expense (benefit) based on the statutory rate is reconciled with the actual tax expense (benefit) as follows:

	For The Years Ended
	December 31,
	2018	2017
U.S. federal statutory rate	(21.0)%	(35.0)%
State taxes, net of federal benefit	(4.8)%	(2.7)%
Foreign rate differential	(0.2)%	—
Permanent differences	2.4%	3.2%
Change in tax rates	(4.0)%	14.4%
Return-to-provision adjustments	(2.2)%	—
Tax credits	(19.3)%	(2.1)%
Other	—	(1.6)%
Change in valuation allowance	49.2%	23.8%

Income tax provision (benefit)	0.0%	0.0%

As of December 31, 2018 and December 31, 2017, the Company’s net deferred tax asset consisted of the effects of temporary differences attributable to the following:

	December 31,
	2018	2017
Net operating losses	$1,458,744	$793,864
Stock-based compensation	122,239	68,730
Depreciation and amortization	(97,700)	12,473
Accrued expenses and reserves	45,106	77,532
Tax credit	546,592	155,320
Other, net	42,885	15,418
Deferred tax asset, net	2,117,866	1,123,337
Valuation allowance	(2,117,866)	(1,123,337)
Deferred tax asset, net of valuation allowance	—	—

The Company has federal tax net operating loss carryforwards of approximately $5,216,000 as of December 31, 2018 and state net operating loss carryforwards spread across various jurisdictions with a combined total of approximately $6,069,000 as of December 31, 2018. The net operating loss carryforwards generated prior to January 1, 2018, if not used to reduce taxable income in future periods, will begin to expire in 2029, for both federal and state tax purposes. The net operating loss carryforward generated after December 31, 2017 will never expire for federal purposes but can only reduce 80% of taxable income in future years. Additionally, the Company also has tax credit carryforwards of approximately $547,000 as of December 31, 2018. These credit carryforwards, if not used in future periods, will begin to expire in 2029.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the future generation of taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and taxing strategies in making this assessment. Based on this assessment, management has established a full valuation allowance against all of the net deferred tax assets for each period, since it is more likely than not that all of the deferred tax assets will not be realized. The valuation allowance for the years ended December 31, 2018 and 2017 increased by approximately $995,000 and $881,000, respectively.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2018 and 2017. The Company does not expect any significant changes in its unrecognized tax benefits within 12 months of the reporting date. The Company has U.S. federal and certain state tax returns subject to examination by tax authorities beginning with those filed for the year ended December 31, 2014. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of operations.

On December 22, 2017, the United States enacted tax reform legislation known as the H.R.1, commonly referred to as the “Tax Cuts and Jobs Act” (the “Act”), resulting in significant modifications to existing law. The Company has completed the accounting for the effects of the Act as of December 31, 2017. Our financial statements for the year ended December 31, 2017, reflect certain effects of the Act which includes a reduction in the corporate tax rate from 35% to 21%, as well as other changes. As a result of the changes to tax laws and tax rates under the Act, the Company incurred an incremental increase in income tax expense of approximately $562,000 during the year ended December 31, 2017, which consisted primarily of the remeasurement of deferred tax assets and liabilities from 35% to 21%. This incremental amount was offset by a change to the Company’s valuation allowance resulting in no net effect.

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

Evaluation of Disclosure Control and Procedures

As of December 31, 2018, the end of the period covered by this Annual Report on Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2018, the end of the period covered by this Annual Report on Form 10-K, we maintained effective disclosure controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our internal control over financial reporting. Our management used the updated Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to perform this evaluation. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

The information required by this item will be set forth in the Proxy Statement for our 2019 Annual Meeting and is incorporated into this report by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item will be set forth in the Proxy Statement for our 2019 Annual Meeting and is incorporated into this report by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREOWNERS MATTERS

Our 2016 and 2017 Equity Incentive Plans were each approved by our stockholders. The following table provides certain information regarding the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Securities Holders	229,334	$5.55	278,473
Equity Compensation Plans Not Approved by Securities Holders	—	—	—
Total	229,334	$5.55	278,473

The other information required by this item will be set forth in the Proxy Statement for our 2019 Annual Meeting and is incorporated into this report by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the Proxy Statement for our 2019 Annual Meeting and is incorporated into this report by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in the Proxy Statement for our 2019 Annual Meeting and is incorporated into this report by reference.

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

SENSUS HEALTHCARE, INC.

Date: March 15, 2019	/s/ Joseph C. Sardano
Joseph C. Sardano
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Joseph Sardano	Chief Executive Officer and Chairman	March 15, 2019
Joseph Sardano	(Principal Executive Officer)

/s/ Arthur Levine	Chief Financial Officer	March 15, 2019
Arthur Levine	(Principal Financial and Accounting Officer)

/s/ John Heinrich	Director	March 15, 2019
John Heinrich

/s/ William H. McCall	Director	March 15, 2019
William H. McCall

/s/ Samuel O’Rear	Director	March 15, 2019
Samuel O’Rear

/s/ Anthony B. Petrelli	Director	March 15, 2019
Anthony B. Petrelli

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of December 12, 2011, by and between Sensus Healthcare, LLC and Sensus Healthcare, LLC – incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

2.2	Plan of Conversion of Sensus Healthcare, LLC – incorporated by reference to Exhibit 2.2 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

3.1	Amended and Restated Certificate of Incorporation of Sensus Healthcare, Inc. – incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (filed 3/25/16)(No. 333-209451).

3.2	Bylaws of Sensus Healthcare, Inc. – incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

4.1	Form of Representatives’ Warrant to Purchase Units– incorporated by reference to Exhibit 4.7 of the Company’s Amendment No. 4 to Registration Statement on Form S-1 (filed 5/19/16) (No. 333-209451).

4.2	Form of Indenture – incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3 (filed 11/6/17)(No. 333-221371).

4.3	Form of Warrant Agreement, by and between Sensus Healthcare, Inc. and American Stock Transfer & Trust Company, LLC, as warrant agent, including warrant certificate – incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1/A (filed 5/13/16)(No. 333-209451).

10.1	Amended and Restated Loan and Security Agreement by and between Sensus Healthcare, LLC and Silicon Valley Bank, dated as of March 12, 2013 – incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

10.2	Default Waiver and First Amendment to Amended and Restated Loan and Security Agreement by and between Sensus Healthcare, LLC and Silicon Valley Bank, dated May 12, 2015 – incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

10.3	Second Amendment and Restated Loan and Security Agreement by and between Sensus Healthcare, Inc. and Silicon Valley Bank, dated September 21, 2016 – incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (filed 11/7/16)(No. 001-37714).

10.4	Office Lease Agreement, dated as of July 26, 2010, by and between Rexall Sundown, Inc. and Sensus Healthcare, LLC – incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

10.5	Amendment to Lease, dated as of January 27, 2014, by and between Rexall Sundown, Inc. and Sensus Healthcare, LLC– incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

10.6	Commercial Lease, dated as of July 7, 2016, by and between BREF 851, LLC and Sensus Healthcare, Inc. – incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (filed 11/7/16)(No. 001-37714).

10.7+	Sensus Healthcare, Inc. 2016 Equity Incentive Plan – incorporated by reference to Exhibit 10.14 of the Company’s Amendment No. 1 to Registration Statement on Form S-1 (filed 3/10/16)(No. 333-209451).

10.8+	Form of Non-Qualified Option Grant Agreement – incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

10.9+	Equity Grant Agreement, dated as of July 30, 2015, by and among Arthur Levine, Sensus Healthcare, LLC and certain contributing members named therein – incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

10.10+	Employment Agreement between Sensus Healthcare, Inc. and Joseph C. Sardano – incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

10.11+	Employment Agreement between Sensus Healthcare, Inc. and Kalman Fishman – incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

10.12+	Employment Agreement between Sensus Healthcare, Inc. and Arthur Levine – incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

10.13#	Manufacturing Agreement, dated as of July 20, 2010, by and between RbM Services, LLC and Sensus Healthcare, LLC – incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

10.14+	Amendment to Equity Grant Agreement, dated as of November 16, 2016, by and among Arthur Levine, Sensus Healthcare, LLC and certain contributing members named therein.

10.15	Sensus Healthcare, Inc. 2017 Equity Incentive Plan – incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (filed 6/9/17)(No. 001-37714).

10.16	Second Amended and Restated Loan and Security Agreement – incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on From 10-Q (filed 8/4/17)(No. 001-37714).

10.17	Second Amendment to Second Amended and Restated Loan and Security Agreement – incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on From 10-Q (filed 11/6/17)(No. 001-37714).

10.18	Third Amendment to Second Amended and Restated Loan and Security Agreement – incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on From 10-Q (filed 11/6/17)(No. 001-37714).

10.19+	Form of Restricted Stock Award Agreement incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-8 (filed 11/6/17)(No. 333-221372).

10.20+	Employment Agreement between Sensus Healthcare, Inc. and Michael Sardano – incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (filed 5/8/18) (No. 333-209451).

14.1	Sensus Healthcare, Inc. Code of Ethics – incorporated by reference to Exhibit 14.1 of the of the Company’s Amendment No. 1 to Registration Statement on Form S-1 (filed 3/10/16)(No. 333-209451).

21.1	Subsidiaries – Incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K (filed 3/10/17)(No. 001-37714).

23.1*	Consent of Registered Independent Accounting Firm.

31.1*	Certification of Joseph C. Sardano, Chairman and Chief Executive Officer of Sensus Healthcare, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Arthur Levine, Chief Financial Officer of Sensus Healthcare, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Joseph C. Sardano, Chairman and Chief Executive Officer of Sensus Healthcare, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Arthur Levine, Chief Financial Officer of Sensus Healthcare, Inc., Pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

+	Indicates a management contract or compensatory plan.

#	Portions of exhibit have been granted confidential treatment by the SEC.

*	Filed electronically herewith.