Form 10-Q
period 2019-03-31
Sensus Healthcare, Inc.
filed 2019-05-14
CIK 1494891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	SRTS	Nasdaq Stock Market, LLC
Warrants to Purchase Common Stock (exp. June 8, 2019)	SRTSW	Nasdaq Stock Market, LLC

As of April 30, 2019, 16,518,242 shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SENSUS HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31,	As of December 31,
	2019	2018
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$6,251,884	$12,484,256
Accounts receivable, net	16,881,672	13,145,934
Inventories	1,551,419	1,628,817
Investment in debt securities	4,699,954	2,892,190
Prepaid and other current assets	2,252,755	1,750,994
Total Current Assets	31,637,684	31,902,191
Property and Equipment, Net	899,792	891,029
Patent Rights, Net	409,640	433,737
Deposits	24,272	24,272
Operating Lease Right-of-Use Assets, Net	749,114	—
Total Assets	$33,720,502	$33,251,229
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$4,075,214	$5,166,239
Deferred revenue, current portion	744,996	722,025
Operating lease liabilities, current portion	240,972	—
Product warranties	137,942	136,217
Total Current Liabilities	5,199,124	6,024,481
Operating Lease Liabilities	510,784	—
Deferred Revenue, Net of Current Portion	815,164	766,732
Total Liabilities	6,525,072	6,791,213
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, 5,000,000 shares authorized and none issued and outstanding	—	—
Common stock, $0.01 par value – 50,000,000 authorized; 16,546,196 issued and 16,512,742 outstanding at March 31, 2019; 16,145,915 issued and 16,112,461 outstanding at December 31, 2018	165,461	161,459
Additional paid-in capital	42,810,335	39,957,905
Treasury stock, 33,454 shares at cost, at March 31, 2019 and December 31, 2018, respectively	(133,816)	(133,816)
Accumulated deficit	(15,646,550)	(13,525,532)
Total Stockholders’ Equity	27,195,430	26,460,016
Total Liabilities and Stockholders’ Equity	$33,720,502	$33,251,229

See accompanying notes to the unaudited condensed consolidated financial statements.

SENSUS HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
	2019	2018

Revenues	$5,436,599	$5,955,462
Cost of Sales	2,120,621	2,015,200
Gross Profit	3,315,978	3,940,262
Operating Expenses
Selling and marketing	2,530,346	2,214,911
General and administrative	1,013,162	1,342,253
Research and development	1,965,507	1,497,618
Total Operating Expenses	5,509,015	5,054,782
Loss From Operations	(2,193,037)	(1,114,520)
Other Income (Expense)
Interest income	72,020	22,022
Interest expense	—	(33,415)
Other Income (Expense), net	72,020	(11,393)
Net Loss	$(2,121,018)	$(1,125,913)
Net Loss per share – basic and diluted	$(0.13)	$(0.08)
Weighted average number of shares used in computing net loss per share – basic and diluted	16,119,726	13,331,553

See accompanying notes to the unaudited condensed consolidated financial statements.

SENSUS HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2019

			Additional
	Common Stock		Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
December 31, 2017	13,522,168	$135,221	$23,181,641	(33,454)	$(133,816)	$(11,502,771)	$11,680,275
Stock based compensation	50,000	500	541,108	—	—	—	541,608
Exercise of warrants	29,288	293	90,574	—	—	—	90,867
Net loss	—	—	—	—	—	(1,125,913)	(1,125,913)
March 31, 2018	13,601,456	136,014	$23,813,323	(33,454)	$(133,816)	$(12,628,684)	$11,186,837
(unaudited)

December 31, 2018	16,145,915	$161,459	$39,957,905	(33,454)	$(133,816)	$(13,525,532)	$26,460,016
Stock based compensation	—	—	154,535	—	—	—	154,535
Exercise of warrants	400,281	4,002	2,697,895	—	—	—	2,701,897
Net loss	—	—	—	—	—	(2,121,018)	(2,121,018)
March 31, 2019	16,546,196	$165,461	$42,810,335	(33,454)	$(133,816)	$(15,646,550)	$27,195,430
(unaudited)

See accompanying notes to the unaudited condensed consolidated financial statements.

SENSUS HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2019	2018
Cash Flows From Operating Activities
Net loss	$(2,121,018)	$(1,125,913)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Bad debt expense (recovery)	—	2,345
Depreciation and amortization	128,435	100,534
Provision for product warranties	59,638	36,790
Stock based compensation	154,535	541,608
Decrease (increase) in:
Accounts receivable	(3,735,738)	(3,107,036)
Inventories	(26,299)	(62,071)
Prepaid and other current assets	(445,874)	86,775
Increase (decrease) in:
Accounts payable and accrued expenses	(1,144,269)	87,870
Deferred revenue	71,402	5,005
Product warranties	(57,913)	(43,467)
Total Adjustments	(4,996,083)	(2,351,647)
Net Cash Used In Operating Activities	(7,117,101)	(3,477,560)
Cash Flows from Investing Activities
Acquisition of property and equipment	(9,404)	(287,594)
Investment in debt securities - held to maturity	(3,007,764)	—
Investments matured	1,200,000	1,104,635
Net Cash Provided By (Used) In Investing Activities	(1,817,168)	817,041
Cash Flows from Financing Activities
Revolving credit facility, net	—	2,000,663
Exercise of warrants	2,701,897	90,867
Net Cash Provided By Financing Activities	2,701,897	2,091,530
Net Decrease in Cash and Cash Equivalents	(6,232,372)	(568,991)
Cash and Cash Equivalents – Beginning	12,484,256	10,085,468
Cash and Cash Equivalents – Ending	$6,251,884	$9,516,479
Supplemental Disclosure of Cash Flow Information
Interest Paid	$—	$33,415
Non-Cash Investing and Financing Activities
Transfer of inventory to property and equipment	$103,697	—
Lease liabilities arising from obtaining right-of-use-assets	$805,000	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

SENSUS HEALTHCARE, INC.
NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

Note 1 — Organization and Summary of Significant Accounting Policies

Description of the Business

Sensus Healthcare, Inc. (the “Company”) is a manufacturer of radiation therapy devices and has established a distribution and marketing network to sell the devices to healthcare providers globally. The Company was organized on May 7, 2010 as a limited liability corporation. On January 1, 2016, the Company completed a corporate conversion pursuant to which Sensus Healthcare, Inc. succeeded to the business of Sensus Healthcare, LLC. In February 2018, the Company opened a subsidiary in Israel. The Company operates as one segment from its corporate headquarters located in Boca Raton, Florida.

Basis of Presentation

The accompanying unaudited condensed financial statements in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and the rules and regulations of the U.S. Securities and Exchange Commission, or SEC. Accordingly, they do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America for complete financial statements. The interim financial information is unaudited, but reflects all normal adjustments and accruals which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s Form 10-K, filed with the SEC. The results for the three months ended March 31, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019, any other interim periods, or any future year or period.

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

Disaggregated revenue for the three months ended March 31, 2019 and 2018 was as follows:

	For the Three Months Ended March 31,
	2019	2018
Product Revenue	$4,930,924	$5,532,647
Service Revenue	505,675	422,815
Total Revenue	$5,436,599	$5,955,462

The Company operates in a highly regulated environment in which state regulatory approval is sometimes required prior to the customer being able to use the product, primarily in the U.S. dermatology market. In these cases, where regulatory approval is pending, revenue is deferred until such time as regulatory approval is obtained.

Deferred revenue as of March 31, 2019 was as follows:

	Service	Product	Total Deferred Revenue
Balance, beginning of period	$1,455,757	$33,000	$1,488,757
Revenue recognized	(368,956)	(33,000)	(401,956)
Amounts invoiced	473,359	—	473,359
Balance, end of period	$1,560,160	$—	$1,560,160

The Company does not disclose information about remaining performance obligations of deposits for products that have original expected durations of one year or less. Estimated service revenue to be recognized in the future related to the performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2019 is as follows:

Year	Service Revenue
2019 (April 1 – December 31, 2019)	$579,785
2020	539,914
2021	405,892
2022	34,569
Total	$1,560,160

The Company provides warranties in conjunction with the sale of its products. These warranties entitle the customer to repair, replacement, or modification of the defective product subject to the terms of the respective warranty. The Company records an estimate of future warranty claims at the time the Company recognizes revenue from the sale of the product based upon management’s estimate of the future claims rate.

Shipping and handling costs are expensed as incurred and are included in cost of sales.

Segment and Geographical Information

The Company’s revenue is generated primarily from customers in the United States, which represented approximately 81% and 100% for the three months ended March 31, 2019 and 2018, respectively. A single customer in the US accounted for approximately 53% and 75% of revenues for the three months ended March 31, 2019 and 2018, respectively, and approximately 87% of the accounts receivable as of March 31, 2019 and December 31, 2018, respectively.

Cash and Cash Equivalents

The Company maintains its cash and cash equivalents with financial institutions which balances exceed the federally insured limits. Federally insured limits are $250,000 for deposits. As of March 31, 2019 and December 31, 2018, the Company had approximately $5,679,000 and $11,726,000, respectively in excess of federally insured limits.

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

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Short-Term:
Corporate bonds	$2,892,190	$—	$623	$2,891,567
Total Short Term:	2,892,190	—	623	2,891,567

Total Investments December 31, 2018	$2,892,190	$—	$623	$2,891,567

Short-Term:
Corporate bonds	$4,699,954	$1,226	$—	$4,701,180
Total Short Term:	4,699,954	1,226	—	4,701,180

Total Investments March 31, 2019	$4,699,954	$1,226	$—	$4,701,180

Accounts Receivable

The Company does business and extends credit based on an evaluation of each customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The allowance for doubtful accounts was $0 as of March 31, 2019 and December 31, 2018. Bad debt expense for the three months ended March 31, 2019 and 2018 was approximately $0 and $2,000, respectively.

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

	For the Three Months Ended March 31,
	2019	2018
Warrants	256,035	—
Stock options	64,463	3,660
Shares	70,951	—

Advertising Costs

Advertising and promotion expenses are charged to expense as incurred. Advertising and promotion expense included in selling expense in the accompanying statements of operations amounted to approximately $539,000 and $522,000 for the three months ended March 31, 2019 and 2018, respectively.

Leases

The Company evaluates arrangements at inception to determine if an arrangement is or contains a lease. Operating lease assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company uses an incremental borrowing rate that the Company would expect to incur for a fully collateralized loan over a similar term under similar economic conditions to determine the present value of the lease payments.

The lease payments used to determine the Company’s operating lease assets may include lease incentives and stated rent increases and are recognized in the Company’s operating lease assets in the Company’s condensed consolidated balance sheets. Operating lease assets are amortized to rent expense over the lease term and included in operating expenses in the condensed consolidated statements of operations.

Recently issued and Adopted accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 1, 2018, including interim periods within those fiscal years, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption of the amendments in the update is permitted. The Company adopted this standard in the first quarter of 2019 using the modified retrospective approach. The adoption of this standard resulted in the recognition of operating lease right-of-use assets and associated lease liabilities on our balance sheet of approximately $805,000 and $805,000, respectively, as of January 1, 2019. Additional required disclosures have been included within Note 6 - Leases. Such adoption did not have a material impact on our liquidity, results of operations or our compliance with the revolving credit facility covenants.

Note 2 — Property and Equipment

	As of March 31, 2019	As of December 31, 2018	Estimated Useful Lives
	(unaudited)
Operations equipment	$854,302	$852,273	3 years
Tradeshow and demo equipment	890,929	784,244	3 years
Computer equipment	117,666	112,521	3 years
	1,862,897	1,749,038
Less accumulated depreciation	(963,105)	(858,009)
Property and Equipment, Net	$899,792	$891,029

Depreciation expense was approximately $104,000 and $76,000, for the three months ended March 31, 2019 and 2018, respectively.

Note 3 — Patent Rights

	As of March 31,	As of December 31,
	2019	2018
	(unaudited)
Gross carrying amount	$1,253,018	$1,253,018
Less accumulated amortization	(843,378)	(819,281)
Patent Rights, Net	$409,640	$433,737

Amortization expense was approximately $24,000 for the three months ended March 31, 2019 and 2018. As of March 31, 2019, future remaining amortization expense is as follows:

Year
2019 (April 1 – December 31, 2019)	$72,290
2020	96,386
2021	96,386
2022	96,386
2023	48,192
Total	$409,640

Note 4 — Revolving Credit Facility

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

Interest, at Prime plus 0.75% (6.25% at March 31, 2019) and Prime plus 1.50% on non-formula borrowings (7.00% at March 31, 2019), is payable monthly, and the outstanding principal and interest are due on the maturity date. The facility is secured by all of the Company’s assets and limits the amount of additional indebtedness, restricts the sale, disposition or transfer of assets of the Company and requires the maintenance of a certain monthly adjusted quick ratio restrictive covenant, as defined in the agreement. The Company was in compliance with its financial covenants as of March 31, 2019 and December 31, 2018. There were no borrowings outstanding under the revolving credit facility at March 31, 2019 and December 31, 2018. The Company pays commitment fees of 0.25% per annum on the average unused portion of the line of credit.

Note 5 — Product Warranties

Changes in product warranty liability were as follows for the nine months ended March 31, 2019:

Balance, beginning of period	$136,217
Warranties accrued during the period	59,638
Payments on warranty claims	(57,913)
Balance, end of period	$137,942

Note 6 — Leases

Operating Lease Agreements

In July 2016, the Company renewed its lease with an unrelated third party for its headquarters office. The renewal was effective September 1, 2016 and expanded the office space being occupied. The lease expires in September 2022 and lease payments increase by 3% annually. In February 2017 and January 2018, the Company signed amendments to expand further the leased office space. The Company’s Israeli subsidiary entered into a two-year lease for office space starting in September 2018. The leases include an option to extend with prior notice and with terms to be negotiated. The Company currently does not have any lease with a term under 12 months.

On March 19, 2019, the Company’s Israeli subsidiary signed a 10-year lease for a manufacturing facility, effective April 1, for approximately 5,800 square feet. The landlord has provided a four-month grace period rent free from April to July 2019, after which the 10 year lease will begin. The monthly rental payment starts at approximately $5,300 and will be subject to periodic escalations at amounts specified in the lease plus the consumer price index. In addition, the Company is responsible for maintenance fees covering its portion of the expenses of common areas. After 2, 4, 6 and 8 years, and with 180 days prior notice, the Company has the right to terminate the lease at its sole discretion with no penalty.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of March 31, 2019.

Maturity of Operating Lease Liabilities	Amount
2019 (April 1 – December 31, 2019)	$187,420
2020	245,237
2021	230,674
2022	176,866
Total undiscounted operating leases payments	$840,197
Less: Imputed interest	(88,441)
Present Value of Operating Lease Liabilities	$751,756

Other Information
Weighted-average remaining lease term	3.3 years
Weighted-average discount rate	5.0%

An initial ROU asset of approximately $805,000 was recognized as a non-cash assets addition with the adoption of the new lease accounting standard. The ROU asset was reduced by approximately $56,000 during the three months ended March 31, 2019. Cash paid for amounts included in the present value of operating lease liabilities was approximately $62,000 for the three months ended March 31, 2019 and is included in operating cash flows. Operating lease cost was approximately $65,000 for the three months ended March 31, 2019.

Note 7 — Commitments and Contingencies

Manufacturing Agreement

In July 2010, the Company entered into a three-year contract manufacturing agreement with an unrelated third party for the production and manufacture of the SRT-100, the Company’s main product in accordance with the Company’s product specifications. The agreement renews for successive one-year periods unless either party notifies the other party in writing, at least 60 days prior to the anniversary date of this agreement that it will not renew the agreement. The Company or the manufacturer has the option to terminate the agreement upon 90 days written notice. Any change in the relationship with the manufacturer could have an adverse effect on the Company’s business.

Purchases from this manufacturer totaled approximately $1,911,000 and $1,137,000 for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, and December 31, 2018 approximately $663,000 and $1,041,000, respectively, was due to this manufacturer, which is presented in accounts payable and accrued expenses in the accompanying balance sheets.

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

Note 8 — Employee Benefit Plans

We sponsor a 401(k) defined contribution retirement plan that allows eligible employees to contribute a portion of their compensation through payroll deductions in accordance with specified plan guidelines. We make contributions to the plans that include matching a percentage of the employees’ contributions up to certain limits. Expenses related to this plan totaled approximately $28,000 and $24,000 for the three months ended March 31, 2019 and 2018, respectively.

Note 9 — Stockholders’ Equity

The Company has authorized 50,000,000 shares of common stock, of which 16,546,196 were issued and 16,512,742 outstanding at March 31, 2019; 16,145,915 shares were issued and 16,112,461 were outstanding as of December 31, 2018.

Warrants

In April 2013, the closing date of the Company’s second common offering, the Company’s placement agent received investor rights to 5 year warrants to purchase 86,376 common shares of the Company at an exercise price of $4.55 per unit, which was equal to 110% of the offering price. During the first quarter of 2018, 73,309 of the warrants were exercised, and 13,067 warrants expired.

In June 2016, from the Company’s IPO, the investors received three-year warrants to purchase 2,300,000 shares of common stock at an exercise price of $6.75 per share; the warrants are exercisable through June 2, 2019. Following the first anniversary of the date of issuance, if certain conditions are met, the Company may redeem any and all of the outstanding warrants at a price equal to $0.01 per warrant. During the first quarter of 2019, warrants for 400,281 shares were exercised.

In addition, the underwriter’s representatives for the IPO received four-year warrants to purchase up to 138,000 units, consisting of one share of common stock and one warrant to purchase one share of common stock. The warrants for the units are exercisable between June 2, 2017 and June 2, 2021 at an exercise price of $6.75 per unit.

The following table summarizes the Company’s warrant activity:

	Common Unit Warrants
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding – December 31, 2018	2,438,000	$6.75	0.55
Granted	—	—	—
Exercised	(400,281)	6.75	—
Expired	—	—	—
Outstanding – March 31, 2019	2,037,719	$6.75	0.32
Exercisable – March 31, 2019	2,037,719	$6.75	0.32

The intrinsic value of the common stock warrants was approximately $550,000 and $1,609,000 as of March 31, 2019, and December 31, 2018, respectively.

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

On January 25, 2018, 80,000 fully vested shares were granted to the nonemployee directors, and 229,334 stock options with a four-year vesting period were granted to certain employees. The shares were recorded at the fair value of $5.55 per share for a total of $444,000 and the stock options were valued using a Black Scholes model at $3.52 per option using the assumptions noted in the following table:

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

Expected Term or Life. The expected term or life of stock options granted issued represents the expected weighted average period of time from the date of grant to the estimated date that the stock option would be fully exercised. The weighted average expected option term was determined using the “simplified method” for plain vanilla options as allowed by the accounting guidance. The “simplified method” calculates the expected term as the average of the vesting term and original contractual term of the options.

The stock options had an intrinsic value of approximately $337,000 and $427,000 as of March 31, 2019 and December 31, 2018, respectively.

The Company recognizes forfeitures as they occur rather than estimating a forfeiture rate. The reduction of stock compensation expense related to the forfeitures was approximately $0 and $39,000 for the three months ended March 31, 2019 and 2018, respectively.

Unrecognized stock compensation expense was approximately $1,233,000 as of March 31, 2019, which will be recognized over the remaining vesting period.

A summary of the restricted stock activity is presented as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2018	165,834	$5.84
Granted	—	—
Vested	(2,500)	4.99
Forfeited	—	—
Unvested balance at March 31, 2019	163,334	$5.85

The following table summarizes the Company’s stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding – December 31, 2018	229,334	$5.55	9.08
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Outstanding – March 31, 2019	229,334	$5.55	8.83
Exercisable – March 31, 2019	57,334	$5.55	8.83

Treasury Stock

The Company accounts for purchases of treasury stock under the cost method with the cost of such share purchases reflected in treasury stock in the accompanying condensed balance sheet. As of March 31, 2019 and December 31, 2018, the Company had 33,454 treasury shares.

Note 10 — Income Taxes

Book income before taxes was negative for the three months ended March 31, 2019. Tax expense for the three months ended March 31, 2019 and 2018 was $0.

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

As of March 31, 2019, the Company has U.S. federal and certain state tax returns subject to examination, beginning with those filed for the year 2015.

Note 11 — Subsequent Events

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the information set forth within the financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and with our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018 (“Annual Report”). The statements in this discussion regarding our expectations of our future performance, liquidity and capital resources, our plans, estimates, beliefs and expectations that involve risks and uncertainties, and other non-historical statements in this discussion, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Please see the Introductory Note and Item 1A. Risk Factors of our Annual Report, as updated in our subsequent quarterly reports filed on Form 10-Q, and in our other filings made from time to time with the SEC after the date of this report.

Overview

We are a medical device company that is committed to providing highly effective, non-invasive and cost-effective treatments for both oncological and non-oncological skin conditions. We use a proprietary low-energy X-ray technology known as superficial radiation therapy (“SRT”), which is a result of over a decade of dedicated research and development. We have successfully incorporated SRT into our portfolio of treatment devices: the SRT-100TM, SRT-100+TM and SRT-100 VisionTM. In February 2019, we received FDA clearance of our Sculptura™, a robotic radiation oncology system that provides targeted intraoperative triple-modulated radiotherapy (IORT) and Brachytherapy utilizing our proprietary, state-of-the-art 3D Beam Sculpting™ to treat patients undergoing cancer treatment during surgery, or at the tumor site, with a single dose.

Components of our results of operations

We manage our business globally within one reportable segment, which is consistent with how our management reviews our business, prioritizes investment and resource allocation decisions and assesses operating performance.

Results of Operations

	For the Three Months Ended March 31,
	2019	2018

Revenues	$5,436,599	$5,955,462
Cost of Sales	2,120,621	2,015,200
Gross Profit	3,315,978	3,940,262
Operating Expenses
Selling and marketing	2,530,346	2,214,911
General and administrative	1,013,162	1,342,253
Research and development	1,965,507	1,497,618
Total Operating Expenses	5,509,015	5,054,782
Loss From Operations	(2,193,037)	(1,114,520)
Other Income (Expense)
Interest income	72,020	22,022
Interest expense	—	(33,415)
Other Income (Expense), net	72,020	(11,393)
Net Loss	$(2,121,018)	$(1,125,913)

Three months ended March 31, 2019 compared to the three months ended March 31, 2018

Revenue. Revenue was $5,436,599 for the three months ended March 31, 2019 compared to $5,955,462 for the three months ended March 31, 2018, a decrease of $518,863, or 8.7%. The decline in revenue was primarily attributable to a decrease in sales of the higher priced SRT-100 Vision product in the current quarter.

Cost of sales. Cost of sales was $2,120,621 for the three months ended March 31, 2019 compared to $2,015,200 for the three months ended March 31, 2018, an increase of $105,421, or 5.2%. The increase in cost was due to changes in the mix of products sold.

Gross profit. Gross profit was $3,315,978 for the three months ended March 31, 2019 compared to $3,940,262 for the three months ended March 31, 2018, a decrease of $624,284, or 15.8%. Our overall gross profit percentage was 61.0% in the three months ended March 31, 2019 compared to 66.2% in the corresponding period in 2018. The decrease in gross margin percentage was primarily due to changes in the mix of products sold.

Selling and marketing. Selling and marketing expense was $2,530,346 for the three months ended March 31, 2019 compared to $2,214,911 for the three months ended March 31, 2018, an increase of $315,435, or 14.2%. The increase was primarily attributable to an increase in headcount.

General and administrative. General and administrative expense was $1,013,162 for the three months ended March 31, 2019 compared to $1,342,253 for the three months ended March 31, 2018, a decrease of $329,091, or 24.5%. The net decrease in general and administrative was primarily due to stock compensation expense for shares granted in the first quarter of 2018, partially offset by other increases.

Research and development. Research and development expense was $1,965,507 for the three months ended March 31, 2019 compared to $1,497,618 for the three months ended March 31, 2018, an increase of $467,889, or 31.2%. The increase in research and development spending was primarily attributable to the FDA clearance of SculpturaTM as well as ramp to production.

Other income (expense). We incur interest expense in connection with our secured credit facility with Silicon Valley Bank and interest income from our cash and investments. Interest expense decreased in 2019 with the decrease in borrowings on the line of credit.

Financial Condition

Our cash, cash equivalent and investment balance decreased from $15.4 million at December 31, 2018 to $11.0 million at March 31, 2019, primarily as a result of an operating loss of $2.1 million during the three months ended in March 31, 2019 as well as the $3.7 million increase in accounts receivable as a result of higher sales and longer payment terms to certain customers.

There were no borrowings under the revolving line of credit at March 31, 2019 or December 31, 2018.

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

Cash flows

The following table provides a summary of our cash flows for the periods indicated:

	For the Three Months Ended March 31,
	(unaudited)
	2019	2018
Net Cash Provided by (Used In):
Operating Activities	$(7,117,101)	$(3,477,560)
Investing Activities	(1,817,168)	817,041
Financing Activities	2,701,897	2,091,530
Total	$(6,232,372)	$(568,989)

Cash flows from operating activities

Net cash used in operating activities was $7,117,101 for the three months ended March 31, 2019, consisting of a net loss of $2,121,018 and an increase in net operating assets of $5,338,691, partially offset by non-cash charges of $342,608. The increase in net operating assets was primarily due to the increase in accounts receivable from longer payment terms to a key customer, and the increase in prepaid and other current assets, offset by a decrease in accounts payables and accrued expenses. Non-cash charges consisted of stock compensation expense, depreciation and amortizations and warranty provision. Net cash used in operating activities was $3,477,560 for the three months ended March 31, 2018, primarily due to the operating loss and the increase in accounts receivable.

Cash flows from investing activities

Net cash used by investing activities was $1,817,168 mostly due to net investments in debt securities held-to-maturity for $1,807,764 during the three months ended March 31, 2019. Net cash provided by investing activities was $817,041 for the three months ended March 31, 2018 due to the maturity of debt securities held-to-maturity of $1,104,635, offset by $287,594 for acquisition of property and equipment.

Cash flows from financing activities

Net cash provided by financing activities was $2,701,897 during the three months ended March 31, 2019 from the exercise of 400,281 investor warrants. Net cash provided by financing activities was $2,091,530 during the three months ended March 31, 2018, mainly from $2,000,663 in borrowing from our revolving credit facility.

Capital resources

On November 6, 2017, we filed a universal shelf registration statement to offer up to $20 million of our securities. In September 2018, we issued and sold 2,536,764 shares of our common stock in a follow-on public offering at a price of $6.80 per share, for an aggregate offering price of $17.25 million. We were previously limited in the amount of securities we were able to offer under a shelf registration statement pursuant to the SEC’s “baby shelf” rules. These rules previously restricted our issuance of securities under a shelf registration statement to one-third of our public float within a 12-month period. Because our public float exceeded $75 million within 60 days prior to the filing of our 2018 annual report on Form 10-K, we are not presently subject to this limitation with regard to our existing shelf registration statement. However, we must re-determine the applicability of the limitation at the time of filing another shelf registration statement and at the time of filing an annual report on Form 10-K (with respect to any shelf registration on file with the SEC at the time of filing). Depending on our public float in the future, we may become subject to this limitation again.

Indebtedness

Please see Note 4 to the financial statements.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and do not currently have, any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S., or GAAP. We have identified certain accounting policies as critical to understanding our financial condition and results of our operations. For a detailed discussion on the application of these and other accounting policies, see the notes to our financial statements and our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, for the year ended December 31, 2018.

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

Evaluation of Disclosure Control and Procedures

As of March 31, 2019, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of March 31, 2019, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is party to certain legal proceedings in the ordinary course of business. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and related contingencies. See Note 7, Commitments and Contingencies.

Item 1A.	Risk Factors

An investment in our securities involves risks. You should carefully consider the risk factors as previously disclosed in our Form 10-K filed with the SEC for the year ended December 31, 2018, as updated in our subsequent quarterly reports, together with the other information in this Quarterly Report on Form 10-Q, including the financial statements and related notes, before deciding whether to purchase, hold, or sell our securities. The occurrence of any of these risks could harm our business, financial condition, or results of operations or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. There have been no material changes to the risk factors as previously disclosed in our Form 10-K filed with the SEC for the year ended December 31, 2018, the discussion of which is specifically incorporated by reference into this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

There were no unregistered sales of securities during the three months ended March 31, 2019.

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

SENSUS HEALTHCARE, INC.

Date: May 14, 2019	/s/ Joseph C. Sardano
Joseph C. Sardano
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2019	/s/ Arthur Levine
Arthur Levine
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)