Form 10-Q
period 2019-06-30
Sensus Healthcare, Inc.
filed 2019-08-12
CIK 1494891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-37714

Sensus Healthcare, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-1647271
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

851 Broken Sound Pkwy., NW #215, Boca Raton, Florida	33487
(Address of principal executive office)	Zip Code)

(561) 922-5808

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	SRTS	Nasdaq Stock Market, LLC
Warrants to Purchase Common Stock	SRTSW	Nasdaq Stock Market, LLC

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 31, 2019, 16,497,030 shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

SENSUS HEALTHCARE, INC.

QUARTERLY REPORT ON FORM 10-Q

i

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

ii

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

iii

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SENSUS HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30,	As of December 31,
	2019	2018
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$11,434,000	$12,484,256
Accounts receivable, net	12,216,835	13,145,934
Inventories	2,101,295	1,628,817
Investment in debt securities	5,391,908	2,892,190
Prepaid and other current assets	1,711,340	1,750,994
Total Current Assets	32,855,378	31,902,191
Property and Equipment, Net	938,910	891,029
Patent Rights, Net	385,544	433,737
Deposits	99,151	24,272
Operating Lease Right-of-Use Assets, Net	1,570,475	—
Total Assets	$35,849,458	$33,251,229
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$4,570,583	$5,166,239
Deferred revenue, current portion	979,409	722,025
Operating lease liabilities, current portion	329,203	—
Product warranties	148,976	136,217
Total Current Liabilities	6,028,171	6,024,481
Operating Lease Liabilities	1,250,073	—
Deferred Revenue, Net of Current Portion	1,186,744	766,732
Total Liabilities	8,464,988	6,791,213
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, 5,000,000 shares authorized and none issued and outstanding	—	—
Common stock, $0.01 par value – 50,000,000 authorized; 16,551,728 issued and 16,497,030 outstanding at June 30, 2019; 16,145,915 issued and 16,112,461 outstanding at December 31, 2018	165,517	161,459
Additional paid-in capital	43,005,765	39,957,905
Treasury stock, 54,698 and 33,454 shares at cost, at June 30, 2019 and December 31, 2018, respectively	(252,570)	(133,816)
Accumulated deficit	(15,534,242)	(13,525,532)
Total Stockholders’ Equity	27,384,470	26,460,016
Total Liabilities and Stockholders’ Equity	$35,849,458	$33,251,229

See accompanying notes to the unaudited condensed consolidated financial statements.

SENSUS HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Revenues	$7,476,296	$6,056,735	$12,912,895	$12,012,197
Cost of Sales	2,537,102	2,116,108	4,657,723	4,131,308
Gross Profit	4,939,194	3,940,627	8,255,172	7,880,889
Operating Expenses
Selling and marketing	1,995,263	1,960,309	4,525,608	4,175,220
General and administrative	963,641	913,624	1,976,803	2,255,876
Research and development	1,934,807	1,565,424	3,900,314	3,063,042
Total Operating Expenses	4,893,711	4,439,357	10,402,725	9,494,138
Income (Loss) From Operations	45,483	(498,730)	(2,147,553)	(1,613,249)
Other Income (Expense)
Interest income	66,825	23,590	138,843	45,612
Interest expense	—	(65,511)	—	(98,926)
Other Income (Expense), net	66,825	(41,921)	138,843	(53,314)
Net Income (Loss)	$112,308	$(540,651)	$(2,008,710)	$(1,666,563)
Net Income (Loss) per share –
Basic	$0.01	$(0.04)	$(0.12)	$(0.12)
Diluted	$0.01	$(0.04)	$(0.12)	$(0.12)
Weighted average number of shares used in computing net loss per share –
Basic	16,368,171	13,378,276	16,244,635	13,355,044
Diluted	16,382,918	13,378,276	16,244,635	13,355,044

See accompanying notes to the unaudited condensed consolidated financial statements.

SENSUS HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2019

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
December 31, 2017	13,522,168	$135,221	$23,181,641	(33,454)	$(133,816)	$(11,502,771)	$11,680,275
Stock based compensation	50,000	500	541,108	-	-	-	541,608
Exercise of warrants	29,288	293	90,574	-	-	-	90,867
Net loss	-	-	-	-	-	(1,125,913)	(1,125,913)
March 31, 2018 (unaudited)	13,601,456	$136,014	$23,813,323	(33,454)	$(133,816)	$(12,628,684)	$11,186,837
Stock based compensation	-	-	142,416	-	-	-	142,416
Surrender of Shares for tax withholding on stock compensation	(19,305)	(193)	(122,026)	-	-	-	(122,219)
Exercise of warrants	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(540,650)	(540,650)
June 30, 2018 (unaudited)	13,582,151	$135,821	$23,833,713	(33,454)	$(133,816)	$(13,169,334)	$10,666,384

December 31, 2018	16,145,915	$161,459	$39,957,905	(33,454)	$(133,816)	$(13,525,532)	$26,460,016
Stock based compensation	-	-	154,535	-	-	-	154,535
Exercise of warrants	400,281	4,002	2,697,895	-	-	-	2,701,897
Net loss	-	-	-	-	-	(2,121,018)	(2,121,018)
March 31, 2019 (unaudited)	16,546,196	$165,461	$42,810,335	(33,454)	$(133,816)	$(15,646,550)	$27,195,430
Stock based compensation	-	-	158,145	-	-	-	158,145
Surrender of Shares for tax withholding on stock compensation	-	-	-	(21,244)	(118,754)	-	(118,754)
Exercise of warrants	5,532	56	37,285	-	-	-	37,341
Net loss	-	-	-	-	-	112,308	112,308
June 30, 2019 (unaudited)	16,551,728	$165,517	$43,005,765	(54,698)	$(252,570)	$(15,534,242)	$27,384,470

See accompanying notes to the unaudited condensed consolidated financial statements.

SENSUS HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2019	2018
Cash Flows From Operating Activities
Net loss	$(2,008,710)	$(1,666,563)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Bad debt expense (recoveries)	(7,253)	(13,280)
Depreciation and amortization	281,162	233,503
Provision for product warranties	116,402	49,416
Stock based compensation	312,680	684,024
Decrease (increase) in:
Accounts receivable	936,353	(3,076,832)
Inventories	(523,902)	(555,056)
Prepaid and other current assets	109,114	(594,545)
Increase (decrease) in:
Accounts payable and accrued expenses	(731,195)	1,240
Deferred revenue	677,396	329,469
Product warranties	(103,643)	(81,269)
Total Adjustments	1,067,114	(3,023,330)
Net Cash Used In Operating Activities	(941,596)	(4,689,893)
Cash Flows from Investing Activities
Acquisition of property and equipment	(229,426)	(456,745)
Investment in debt securities - held to maturity	(3,699,718)	—
Investments matured	1,200,000	1,104,635
Net Cash Provided By (Used) In Investing Activities	(2,729,144)	647,890
Cash Flows from Financing Activities
Revolving credit facility, net	—	2,000,663
Withholding taxes on stock compensation	(118,754)	(122,219)
Exercise of warrants	2,739,238	90,867
Net Cash Provided By Financing Activities	2,620,484	1,969,311
Net Decrease in Cash and Cash Equivalents	(1,050,256)	(2,072,692)
Cash and Cash Equivalents – Beginning	12,484,256	10,085,468
Cash and Cash Equivalents – Ending	$11,434,000	$8,012,776
Supplemental Disclosure of Cash Flow Information
Interest Paid	$—	$98,926
Non-Cash Investing and Financing Activities
Transfer of inventory to property and equipment	$51,234	$158,016
Lease liabilities arising from obtaining right-of-use-assets	$1,714,814	$—

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

Basis of Presentation

The accompanying unaudited condensed financial statements in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and the rules and regulations of the U.S. Securities and Exchange Commission, or SEC. Accordingly, they do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America for complete financial statements. The interim financial information is unaudited, but reflects all normal adjustments and accruals which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s Form 10-K, filed with the SEC. The results for the six months ended June 30, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019, any other interim periods, or any future year or period.

Principles of consolidation

The accompanying condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary in Israel. All inter-company balances and transactions have been eliminated.

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

Disaggregated revenue for the three and six months ended June 30, 2019 and 2018 was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Product Revenue	$6,969,527	$5,507,134	$11,900,452	$11,039,781
Service Revenue	506,769	549,601	1,012,443	972,416
Total Revenue	$7,476,296	$6,056,735	$12,912,895	$12,012,197

The Company operates in a highly regulated environment in which state regulatory approval is sometimes required prior to the customer being able to use the product, primarily in the U.S. dermatology market. In these cases, where regulatory approval is pending, revenue is deferred until such time as regulatory approval is obtained.

Deferred revenue as of June 30, 2019 was as follows:

	Service	Product	Total Deferred Revenue
Balance, beginning of period	$1,455,757	$33,000	$1,488,757
Revenue recognized	(779,888)	(33,000)	(812,888)
Amounts invoiced	1,490,284	—	1,490,284
Balance, end of period	$2,166,153	$—	$2,166,153

The Company does not disclose information about remaining performance obligations of deposits for products that have original expected durations of one year or less. Estimated service revenue to be recognized in the future related to the performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2019 is as follows:

Year	Service Revenue
2019 (July 1 – December 31, 2019)	$535,050
2020	806,973
2021	615,394
2022	149,236
2023	39,667
Thereafter	19,833
Total	$2,166,153

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

Segment and Geographical Information

The Company’s revenue is generated primarily from customers in the United States, which represented approximately 91% and 94% for the three months ended June 30, 2019 and 2018, respectively, and approximately 86% and 97% for the six months ended June 30, 2019 and 2018, respectively. A single customer in the U.S. accounted for approximately 70% and 68% of revenues for the three months ended June 30, 2019 and 2018, respectively, and approximately 64% and 71% for the six months ended June 30, 2019 and 2018, respectively, and approximately 74% and 87% of the accounts receivable as of June 30, 2019 and December 31, 2018, respectively.

Cash and Cash Equivalents

The Company maintains its cash and cash equivalents with financial institutions which balances exceed the federally insured limits. Federally insured limits are $250,000 for deposits. As of June 30, 2019 and December 31, 2018, the Company had approximately $10,091,000 and $11,726,000, respectively in excess of federally insured limits.

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

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Short-Term:
Corporate bonds	$2,892,190	$—	$623	$2,891,567
Total Short Term:	2,892,190	—	623	2,891,567

Total Investments December 31, 2018	$2,892,190	$—	$623	$2,891,567

Short-Term:
Corporate bonds	$5,391,908	$2,351	$530	$5,393,729
Total Short Term:	5,391,908	2,351	530	5,393,729

Total Investments June 30, 2019	$5,391,908	$2,351	$530	$5,393,729

Accounts Receivable

The Company does business and extends credit based on an evaluation of each customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The allowance for doubtful accounts was $0 as of June 30, 2019 and December 31, 2018.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Shares	—	21,494	4,890	1,687
Warrants	—	—	8,992	—
Stock options	—	33,962	41,605	19,991

Advertising Costs

Advertising and promotion expenses are charged to expense as incurred. Advertising and promotion expense included in selling expense in the accompanying statements of operations amounted to approximately $188,000 and $310,000 for the three months ended June 30, 2019 and 2018, respectively, and $728,000 and $832,000 for the six months ended June 30, 2019 and 2018, respectively.

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

Note 2 — Property and Equipment

	As of June 30, 2019	As of December 31, 2018	Estimated Useful Lives
	(unaudited)
Operations equipment	$1,062,643	$852,273	3 years
Tradeshow and demo equipment	818,232	784,244	3 years
Computer equipment	119,127	112,521	3 years
	2,000,002	1,749,038
Less accumulated depreciation	(1,061,092)	(858,009)
Property and Equipment, Net	$938,910	$891,029

Depreciation expense was approximately $129,000 and $109,000, for the three months ended June 30, 2019 and 2018, respectively, and approximately $233,000 and $185,000, for the six months ended June 30, 2019 and 2018, respectively.

Note 3 — Patent Rights

	As of June 30,	As of December 31,
	2019	2018
	(unaudited)
Gross carrying amount	$1,253,018	$1,253,018
Less accumulated amortization	(867,474)	(819,281)
Patent Rights, Net	$385,544	$433,737

Amortization expense was approximately $24,000 for the three months ended June 30, 2019 and 2018, and approximately $48,000 for the six months ended June 30, 2019 and 2018. As of June 30, 2019, future remaining amortization expense is as follows:

Year
2019 (July 1 – December 31, 2019)	$48,193
2020	96,386
2021	96,386
2022	96,386
2023	48,193
Total	$385,544

Note 4 — Revolving Credit Facility

On October 31, 2017, the Company amended its revolving credit facility to extend the maturity to October 31, 2019 and to amend the financial covenants. The availability under the amended facility equals the lesser of the $5 million commitment amount or the borrowing base plus the $2.5 million non-formula sublimit. The borrowing base consists of 80% of eligible accounts receivable, as defined in the agreement.

Interest, at Prime plus 0.75% (6.25% at June 30, 2019) and Prime plus 1.50% on non-formula borrowings (7.00% at June 30, 2019), is payable monthly, and the outstanding principal and interest are due on the maturity date. The facility is secured by all of the Company’s assets and limits the amount of additional indebtedness, restricts the sale, disposition or transfer of assets of the Company and requires the maintenance of a certain monthly adjusted quick ratio restrictive covenant, as defined in the agreement. The Company was in compliance with its financial covenants as of June 30, 2019 and December 31, 2018. There were no borrowings outstanding under the revolving credit facility at June 30, 2019 and December 31, 2018. The Company pays commitment fees of 0.25% per annum on the average unused portion of the line of credit.

Note 5 — Product Warranties

Changes in product warranty liability were as follows for the six months ended June 30, 2019:

Balance, beginning of period	$136,217
Warranties accrued during the period	116,402
Payments on warranty claims	(103,643)
Balance, end of period	$148,976

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

On March 19, 2019, the Company’s Israeli subsidiary signed a 10-year lease for a manufacturing facility, effective April 1, 2019, for approximately 5,800 square feet. The landlord has provided a four-month grace period rent free from April to July 2019, after which the 10 year lease will begin. The monthly rental payment starts at approximately $5,300 and will be subject to periodic escalations at amounts specified in the lease plus the consumer price index. In addition, the Company is responsible for maintenance fees covering its portion of the expenses of common areas. After 2, 4, 6 and 8 years, and with 180 days prior notice, the Company has the right to terminate the lease at its sole discretion without penalty.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of June 30, 2019.

Maturity of Operating Lease Liabilities	Amount
2019 (July 1 – December 31, 2019)	$175,890
2020	358,787
2021	348,122
2022	284,578
2023	104,343
Thereafter	600,575
Total undiscounted operating leases payments	$1,872,295
Less: Imputed interest	(293,019)
Present Value of Operating Lease Liabilities	$1,579,276

Other Information
Weighted-average remaining lease term	6.6 years
Weighted-average discount rate	5.0%

An initial ROU asset of approximately $805,000 was recognized as a non-cash assets addition with the adoption of the new lease accounting standard. The ROU asset was reduced by approximately $160,000 during the six months ended June 30, 2019. Cash paid for amounts included in the present value of operating lease liabilities was approximately $134,000 for the six months ended June 30, 2019 and is included in operating cash flows. Operating lease cost was approximately $159,000 for the six months ended June 30, 2019.

Note 7 — Commitments and Contingencies

Manufacturing Agreement

In July 2010, the Company entered into a three-year contract manufacturing agreement with an unrelated third party for the production and manufacture of the SRT-100 (and subsequently the SRT-100 Vision), in accordance with the Company’s product specifications. The agreement renews for successive one-year periods unless either party notifies the other party in writing, at least 60 days prior to the anniversary date of this agreement that it will not renew the agreement. The Company or the manufacturer has the option to terminate the agreement upon 90 days written notice.

Purchases from this manufacturer totaled approximately $1,819,000 and $687,000 for the three months ended June 30, 2019 and 2018, respectively, and approximately $3,730,000 and $1,825,000 for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, and December 31, 2018 approximately $1,187,000 and $1,041,000, respectively, was due to this manufacturer, which is presented in accounts payable and accrued expenses in the accompanying balance sheets.

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

Note 8 — Employee Benefit Plans

We sponsor a 401(k) defined contribution retirement plan that allows eligible employees to contribute a portion of their compensation through payroll deductions in accordance with specified plan guidelines. We make contributions to the plans that include matching a percentage of the employees’ contributions up to certain limits. Expenses related to this plan totaled approximately $28,000 and $24,000 for the three months ended June 30, 2019 and 2018, respectively, and approximately $55,000 and $48,000 for the six months ended June 30, 2019 and 2018, respectively.

Note 9 — Stockholders’ Equity

The Company has authorized 50,000,000 shares of common stock, of which 16,551,728 were issued and 16,497,030 outstanding at June 30, 2019; 16,145,915 shares were issued and 16,112,461 were outstanding as of December 31, 2018.

Warrants

In April 2013, the closing date of the Company’s second common offering, the Company’s placement agent received five year warrants to purchase 86,376 common shares of the Company at an exercise price of $4.55 per unit, in each case adjusted to give effect to the Company’s corporate conversion in 2016, which was equal to 110% of the offering price. During the first quarter of 2018, 73,309 of the warrants were exercised, and 13,067 warrants expired.

In June 2016, from the Company’s IPO, the investors received three-year warrants to purchase 2,300,000 shares of common stock at an exercise price of $6.75 per share; the warrants were exercisable through June 8, 2019. Following the first anniversary of the date of issuance, if certain conditions are met, the Company may redeem any and all of the outstanding warrants at a price equal to $0.01 per warrant. During the first two quarters of 2019, warrants for 405,813 shares were exercised. On June 4, 2019, the Company entered into an amendment to the Warrant Agreement to extend the expiration date of the investor warrants from June 8, 2019 until June 8, 2020.

In addition, the underwriters’ representatives for the IPO received four-year warrants to purchase up to 138,000 units, consisting of one share of common stock and one warrant to purchase one share of common stock. The warrants for the units are exercisable between June 2, 2017 and June 2, 2021 at an exercise price of $6.75 per unit. As of June 30, 2019, none of the unit warrants have been exercised.

The following table summarizes the Company’s warrant activity:

	Warrants
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding – December 31, 2018	2,438,000	$6.75	0.55
Granted	—	—	—
Exercised	(405,813)	6.75	—
Expired	—	—	—
Outstanding – June 30, 2019	2,032,187	$6.75	1.01
Exercisable – June 30, 2019	2,032,187	$6.75	1.01

The intrinsic value of the common stock warrants was approximately $0 and $1,609,000 as of June 30, 2019, and December 31, 2018, respectively.

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

The stock options had an intrinsic value of approximately $0 and $427,000 as of June 30, 2019 and December 31, 2018, respectively.

The Company recognizes forfeitures as they occur rather than estimating a forfeiture rate. The reduction of stock compensation expense related to the forfeitures was approximately $0 and $39,000 for the six months ended June 30, 2019 and 2018, respectively.

Unrecognized stock compensation expense was approximately $1,075,000 as of June 30, 2019, which will be recognized over the remaining vesting period.

A summary of the restricted stock activity is presented as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2018	165,834	$5.84
Granted	—	—
Vested	(66,667)	5.24
Forfeited	—	—
Unvested balance at June 30, 2019	99,167	$6.24

The following table summarizes the Company’s stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding – December 31, 2018	229,334	$5.55	9.08
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Outstanding – June 30, 2019	229,334	$5.55	8.58
Exercisable – June 30, 2019	57,334	$5.55	8.58

Treasury Stock

The Company accounts for purchases of treasury stock under the cost method with the cost of such share purchases reflected in treasury stock in the accompanying condensed balance sheet. As of June 30, 2019 and December 31, 2018, the Company had 54,698 and 33,454 treasury shares, respectively.

Note 10 — Income Taxes

Book income before taxes was negative for the six months ended June 30, 2019. Tax expense for the six months ended June 30, 2019 and 2018 was $0.

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

As of June 30, 2019, the Company has U.S. federal and certain state tax returns subject to examination, beginning with those filed for the year 2015.

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

Overview

We are a medical device company that is committed to providing highly effective, non-invasive and cost-effective treatments for both oncological and non-oncological skin conditions. We use a proprietary low-energy X-ray technology known as superficial radiation therapy (“SRT”), which is a result of over a decade of dedicated research and development. We have successfully incorporated SRT into our portfolio of treatment devices: the SRT-100TM, SRT-100+TM and SRT-100 VisionTM. In February 2019, we received FDA clearance of our Sculptura™, a robotic radiation oncology system that provides targeted intraoperative triple-modulated radiotherapy and Brachytherapy utilizing our proprietary, state-of-the-art 3D Beam Sculpting™ to treat patients undergoing cancer treatment during surgery, or at the tumor site, with a single dose.

Components of our results of operations

We manage our business globally within one reportable segment, which is consistent with how our management reviews our business, prioritizes investment and resource allocation decisions and assesses operating performance.

Results of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Revenues	$7,476,296	$6,056,735	$12,912,895	$12,012,197
Cost of Sales	2,537,102	2,116,108	4,657,723	4,131,308
Gross Profit	4,939,194	3,940,627	8,255,172	7,880,889
Operating Expenses
Selling and marketing	1,995,263	1,960,309	4,525,608	4,175,220
General and administrative	963,641	913,624	1,976,803	2,255,876
Research and development	1,934,807	1,565,424	3,900,314	3,063,042
Total Operating Expenses	4,893,711	4,439,357	10,402,725	9,494,138
Income (Loss) From Operations	45,483	(498,730)	(2,147,553)	(1,613,249)
Other Income (Expense)
Interest income	66,825	23,590	138,843	45,612
Interest expense	—	(65,511)	—	(98,926)
Other Income (Expense), net	66,825	(41,921)	138,843	(53,314)
Net Income (Loss)	$112,308	$(540,651)	$(2,008,710)	$(1,666,563)

Three months ended June 30, 2019 compared to the three months ended June 30, 2018

Revenue. Revenue was $7,476,296 for the three months ended June 30, 2019 compared to $6,056,735 for the three months ended June 30, 2018, an increase of $1,419,561, or 23.4%. The increase in revenue was primarily attributable to an increase in sales of the higher priced SRT-100 Vision product in the current quarter.

Cost of sales. Cost of sales was $2,537,102 for the three months ended June 30, 2019 compared to $2,116,108 for the three months ended June 30, 2018, an increase of $420,994, or 19.9%. The increase in cost was due to increase in sales.

Gross profit. Gross profit was $4,939,194 for the three months ended June 30, 2019 compared to $3,940,627 for the three months ended June 30, 2018, an increase of $998,567, or 25.3%. Our overall gross profit percentage was 66.1% in the three months ended June 30, 2019 compared to 65.1% in the corresponding period in 2018. The increase in gross margin percentage was primarily due to more sales of the higher margin Vision product.

Selling and marketing. Selling and marketing expense was $1,995,263 for the three months ended June 30, 2019 compared to $1,960,309 for the three months ended June 30, 2018, an increase of $34,954, or 1.8%. The increase was primarily attributable to an increase in headcount offset by lower spending on marketing activities.

General and administrative. General and administrative expense was $963,641 for the three months ended June 30, 2019 compared to $913,624 for the three months ended June 30, 2018, an increase of $50,017, or 5.5%. The net increase in general and administrative was primarily due to professional services, partially offset by other decreases.

Research and development. Research and development expense was $1,934,807 for the three months ended June 30, 2019 compared to $1,565,424 for the three months ended June 30, 2018, an increase of $369,383, or 23.6%. The increase in research and development spending was primarily attributable to the SculpturaTM ramp to production.

Other income (expense). We incur interest expense in connection with our secured credit facility with Silicon Valley Bank and interest income from our cash and investments. Interest expense decreased in 2019 with the decrease in borrowings on the line of credit. Interest income increased due to increase in investment in debt securities.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018

Revenue. Revenue was $12,912,895 for the six months ended June 30, 2019 compared to $12,012,197 for the six months ended June 30, 2018, an increase of $900,698, or 7.5%. The growth in revenue was primarily attributable to an increase in product average selling price.

Cost of sales. Cost of sales was $4,657,723 for the six months ended June 30, 2019 compared to $4,131,308 for the six months ended June 30, 2018, an increase of $526,415, or 12.7%. The increase in cost was due to the increase in sales.

Gross profit. Gross profit was $8,255,172 for the six months ended June 30, 2019 compared to $7,880,889 for the six months ended June 30, 2018, an increase of $374,283, or 4.7%. Our overall gross profit percentage was 63.9% in the six months ended June 30, 2019 compared to 65.6% in the corresponding period in 2018. The decrease in gross margin percentage was primarily due to the mix of products sold.

Selling and marketing. Selling and marketing expense was $4,525,608 for the six months ended June 30, 2019 compared to $4,175,220 for the six months ended June 30, 2018, an increase of $350,388, or 8.4%. The increase was primarily attributable to increase in headcount.

General and administrative. General and administrative expense was $1,976,803 for the six months ended June 30, 2019 compared to $2,255,876 for the six months ended June 30, 2018, a decrease of $279,073, or 12.4%. The net decrease was due primarily to a non-recurring stock compensation expense of $444,000 in the first quarter of 2018, offset by an increase in professional fees.

Research and development. Research and development expense was $3,900,314 for the six months ended June 30, 2019 compared to $3,063,042 for the six months ended June 30, 2018, an increase of $837,272, or 27.3%. The increase in research and development spending was primarily attributable to the FDA clearance of SculpturaTM as well as ramp to production.

Other income (expense). We incur interest expense in connection with our secured credit facility with Silicon Valley Bank and interest income from our cash and investments. Interest expense decreased in 2019 with the decrease in borrowings on the line of credit. Interest income increased due to an increase in investment in debt securities.

Financial Condition

Our cash, cash equivalent and investment balance increased to $16.8 million at June 30, 2019 from $15.4 million at December 31, 2018, primarily as a result of proceeds from exercised warrants for $2.7 million partially offset by cash used in operating activities of $0.9 million during the six months ended in June 30, 2019.

There were no borrowings under the revolving line of credit at June 30, 2019 or December 31, 2018.

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

Cash flows

The following table provides a summary of our cash flows for the periods indicated:

	For the Three Months Ended June 30,
	(unaudited)
	2019	2018
Net Cash Provided by (Used In):
Operating Activities	$(941,596)	$(4,689,893)
Investing Activities	(2,729,144)	647,890
Financing Activities	2,620,484	1,969,311
Total	$(1,050,256)	$(2,072,692)

Cash flows from operating activities

Net cash used in operating activities was $941,596 for the six months ended June 30, 2019, consisting of a net loss of $2,008,710 partially offset by a decrease in net operating assets of $364,124 and by non-cash charges of $702,990. The decrease in net operating assets was primarily due to a decrease in accounts receivable net of an increase in inventory, offset by a decrease in accounts payables and accrued expenses net of an increase in deferred revenue. Non-cash charges consisted of stock compensation expense, depreciation and amortizations and warranty provision. Net cash used in operating activities was $4,689,893 for the six months ended June 30, 2018, primarily due to the operating loss and the increase in accounts receivable.

Cash flows from investing activities

Net cash used by investing activities was $2,729,144 mostly due to net investments in debt securities held-to-maturity for $2,499,718 during the six months ended June 30, 2019. Net cash provided by investing activities was $647,890 for the six months ended June 30, 2018 due to the maturity of debt securities held-to-maturity of $1,104,635, partially offset by $456,745 for acquisition of property and equipment.

Cash flows from financing activities

Net cash provided by financing activities was $2,620,484 during the six months ended June 30, 2019 mostly from the exercise of 405,813 investor warrants. Net cash provided by financing activities was $1,969,311 during the six months ended June 30, 2018, mainly from $2,000,663 in borrowing from our revolving credit facility.

Capital resources

On November 6, 2017, we filed a universal shelf registration statement to offer up to $20 million of our securities. In September 2018, we issued and sold 2,536,764 shares of our common stock in a follow-on public offering at a price of $6.80 per share, for aggregate offering proceeds of $17.25 million. We were previously limited in the amount of securities we were able to offer under a shelf registration statement pursuant to the SEC’s “baby shelf” rules. These rules previously restricted our issuance of securities under a shelf registration statement to one-third of our public float within a 12-month period. Because our public float exceeded $75 million within 60 days prior to the filing of our 2018 annual report on Form 10-K, we are not presently subject to this limitation with regard to our existing shelf registration statement. However, we must re-determine the applicability of the limitation at the time of filing another shelf registration statement and at the time of filing an annual report on Form 10-K (with respect to any shelf registration on file with the SEC at the time of filing). Depending on our public float in the future, we may again become subject to this limitation.

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

Evaluation of Disclosure Control and Procedures

As of June 30, 2019, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of June 30, 2019, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

(a) Sales of Unregistered Securities

There were no unregistered sales of securities during the three months ended June 30, 2019.

(b) Use of Proceeds from the Sale of Registered Securities

None.

(c) Purchases of Equity Securities by the Registrant and Affiliated Purchases.

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

4.1	Amendment No. 1 to Warrant Agreement, dated as of June 4, 2019, by and between the Company and American Stock Transfer & Trust Company, LLC – incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (filed 6/4/19)(No. 001-37714).

31.1	Certification of Joseph C. Sardano, Chairman and Chief Executive Officer of Sensus Healthcare, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Arthur Levine, Chief Financial Officer of Sensus Healthcare, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Joseph C. Sardano, Chairman and Chief Executive Officer of Sensus Healthcare, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Arthur Levine, Chief Financial Officer of Sensus Healthcare, Inc., Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSUS HEALTHCARE, INC.

Date: August 12, 2019	/s/ Joseph C. Sardano
Joseph C. Sardano
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2019	/s/ Arthur Levine
Arthur Levine
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)