Form 10-Q
period 2019-09-30
Sensus Healthcare, Inc.
filed 2019-11-08
CIK 1494891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

As of October 31, 2019, 16,497,030 shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

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

Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K, as well as:

●	our ability to achieve and sustain profitability;
●	market acceptance of our products;
●	our ability to successfully commercialize our products;
●	our ability to compete effectively in selling our products and services, including responding to technological change and cost containment efforts of our customers;
●	the regulatory requirements applicable to us and our competitors, including any adverse regulatory action taken against us;
●	our need and ability to obtain additional financing in the future, as well as complying with the restrictions our existing revolving credit facility imposes;
●	our ability to expand, manage and maintain our direct sales and marketing organizations;
●	our actual financial results may vary significantly from forecasts and from period to period;
●	our ability to successfully develop new products, improve or enhance existing products or acquire complementary products, technologies, services or businesses;

●	our ability to obtain and maintain intellectual property of sufficient scope to adequately protect our products and our ability to avoid infringing or otherwise violating the intellectual property rights of third parties;

●	market risks regarding consolidation in the healthcare industry;
●	the willingness of healthcare providers to purchase our products if coverage, reimbursement and pricing from third party payors for procedures using our products declines;
●	the level and availability of government and third-party payor reimbursement for clinical procedures using our products;
●	our ability to effectively manage our anticipated growth, including hiring and retaining qualified personnel;
●	our ability to manufacture our products to meet demand;
●	our reliance on third party manufacturers and sole- or single-source suppliers;
●	our ability to reduce the per unit manufacturing cost of our products;
●	our ability to efficiently manage our manufacturing processes;
●	the regulatory and legal risks, and certain operating risks, that our international operations subject us to;
●	off label use of our products;
●	information technology risks including the risk from cyberattack;
●	the fact that product quality issues or product defects may harm our business;
●	the accuracy of our financial statements and accounting estimates, including allowances for accounts receivable and inventory obsolescence;
●	any product liability claims;
●	limited trading in our shares and the concentration of ownership of our shares;
●	cyberattacks and other data breaches and the adverse effect on our reputation;
●	new legislation, administrative rules, or executive orders, including those that impact taxes and international trade regulation;
●	the provisions in our certificate of incorporation, bylaws, or Delaware law that discourage takeovers or that limit certain disputes to be brought exclusively in the Delaware Court of Chancery;

●	the concentration of sales in a significant customer in the U.S.; and

●	our ability to manage the risk of the foregoing.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SENSUS HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30,	As of December 31,
	2019	2018
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$6,905,547	$12,484,256
Investment in debt securities	7,982,327	2,892,190
Accounts receivable, net	13,497,891	13,145,934
Inventories	2,257,365	1,628,817
Prepaid and other current assets	2,087,497	1,750,994
Total Current Assets	32,730,627	31,902,191
Property and Equipment, Net	1,142,100	891,029
Patent Rights, Net	361,447	433,737
Deposits	100,957	24,272
Operating Lease Right-of-Use Assets, Net	1,482,304	-
Total Assets	$35,817,435	$33,251,229
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$4,889,793	$5,166,239
Deferred revenue, current portion	1,168,521	722,025
Operating lease liabilities, current portion	312,815	-
Product warranties	163,455	136,217
Total Current Liabilities	6,534,584	6,024,481
Operating Lease Liabilities	1,205,193	-
Deferred Revenue, Net of Current Portion	1,265,437	766,732
Total Liabilities	9,005,214	6,791,213
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, 5,000,000 shares authorized and none issued and outstanding	-	-
Common stock, $0.01 par value – 50,000,000 authorized; 16,551,728 issued and 16,497,030 outstanding at September 30, 2019; 16,145,915 issued and 16,112,461 outstanding at December 31, 2018	165,517	161,459
Additional paid-in capital	43,163,910	39,957,905
Treasury stock, 54,698 and 33,454 shares at cost, at September 30, 2019 and December 31, 2018, respectively	(252,570)	(133,816)
Accumulated deficit	(16,264,636)	(13,525,532)
Total Stockholders’ Equity	26,812,221	26,460,016
Total Liabilities and Stockholders’ Equity	$35,817,435	$33,251,229

See accompanying notes to the unaudited condensed consolidated financial statements.

SENSUS HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

Revenues	$5,840,945	$6,333,996	$18,753,839	$18,346,193
Cost of Sales	1,997,111	2,165,345	6,654,835	6,296,653
Gross Profit	3,843,834	4,168,651	12,099,004	12,049,540
Operating Expenses
Selling and marketing	2,124,146	1,971,539	6,649,754	6,146,759
General and administrative	957,184	907,746	2,933,985	3,163,621
Research and development	1,567,634	1,712,725	5,467,947	4,775,767
Total Operating Expenses	4,648,964	4,592,010	15,051,686	14,086,147
Loss From Operations	(805,130)	(423,359)	(2,952,682)	(2,036,607)
Other Income (Expense)
Interest income	74,736	23,010	213,578	68,620
Interest expense	—	(57,759)	—	(156,685)
Other Income (Expense), net	74,736	(34,749)	213,578	(88,065)
Net Loss	$(730,394)	$(458,108)	$(2,739,104)	$(2,124,672)
Net Loss per share – basic and diluted	$(0.04)	$(0.03)	$(0.17)	$(0.16)
Weighted average number of shares used in computing net loss per share – basic and diluted	16,397,863	13,781,506	16,296,272	13,498,760

See accompanying notes to the unaudited condensed consolidated financial statements.

SENSUS HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2019

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
December 31, 2017	13,522,168	$135,221	$23,181,641	(33,454)	$(133,816)	$(11,502,771)	$11,680,275
Stock based compensation	50,000	500	541,108	—	—	—	541,608
Exercise of warrants	29,288	293	90,574	—	—	—	90,867
Net loss	—	—	—	—	—	(1,125,913)	(1,125,913)
March 31, 2018 (unaudited)	13,601,456	$136,014	$23,813,323	(33,454)	$(133,816)	$(12,628,684)	$11,186,837
Stock based compensation	—	—	142,416	—	—	—	142,416
Surrender of Shares for tax withholding on stock compensation	(19,305)	(193)	(122,026)	—	—	—	(122,219)
Net loss	—	—	—	—	—	(540,650)	(540,650)
June 30, 2018 (unaudited)	13,582,151	$135,821	$23,833,713	(33,454)	$(133,816)	$(13,169,334)	$10,666,384
Issuance of common stock for cash, net of offering cost	2,536,764	25,368	15,822,291	—	—	—	15,847,659
Stock based compensation			139,470				139,470
Surrender of Shares for tax withholding on stock compensation			3,571				3,571
Net loss						(458,109)	(458,109)
September 30, 2018 (unaudited)	16,118,915	$161,189	$39,799,045	(33,454)	$(133,816)	$(13,627,443)	$26,198,975

December 31, 2018	16,145,915	$161,459	$39,957,905	(33,454)	$(133,816)	$(13,525,532)	$26,460,016
Stock based compensation	—	—	154,535	—	—	—	154,535
Exercise of warrants	400,281	4,002	2,697,895	—	—	—	2,701,897
Net loss	—	—	—	—	—	(2,121,018)	(2,121,018)
March 31, 2019 (unaudited)	16,546,196	$165,461	$42,810,335	(33,454)	$(133,816)	$(15,646,550)	$27,195,430
Stock based compensation	—	—	158,145	—	—	—	158,145
Surrender of Shares for tax withholding on stock compensation	—	—	—	(21,244)	(118,754)	—	(118,754)
Exercise of warrants	5,532	56	37,285	—	—	—	37,341
Net income	—	—	—	—	—	112,308	112,308
June 30, 2019 (unaudited)	16,551,728	$165,517	$43,005,765	(54,698)	$(252,570)	$(15,534,242)	$27,384,470
Stock based compensation			158,145				158,145
Net loss						(730,394)	(730,394)
September 30, 2019 (unaudited)	16,551,728	$165,517	$43,163,910	(54,698)	$(252,570)	$(16,264,636)	$26,812,221

See accompanying notes to the unaudited condensed consolidated financial statements.

SENSUS HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash Flows From Operating Activities
Net loss	$(2,739,104)	$(2,124,672)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Bad debt expense (recoveries)	(7,253)	(13,280)
Depreciation and amortization	415,126	427,426
Provision for product warranties	205,037	72,494
Stock based compensation	470,825	823,494
Decrease (increase) in:
Accounts receivable	(344,703)	(5,687,126)
Inventories	(679,972)	(958,677)
Prepaid and other current assets	(180,678)	(782,664)
Increase (decrease) in:
Accounts payable and accrued expenses	(473,252)	821,979
Deferred revenue	945,201	617,009
Product warranties	(177,799)	(107,300)
Total Adjustments	172,532	(4,786,645)
Net Cash Used In Operating Activities	(2,566,572)	(6,911,317)
Cash Flows from Investing Activities
Acquisition of property and equipment	(542,484)	(762,375)
Investment in debt securities - held to maturity	(8,390,137)	-
Investments matured	3,300,000	1,104,635
Net Cash Provided By (Used) In Investing Activities	(5,632,621)	342,260
Cash Flows from Financing Activities
Offering of common stock	-	17,249,995
Offering cost	-	(1,402,336)
Revolving credit facility, net	-	(2,214,970)
Withholding taxes on stock compensation	(118,754)	(118,648)
Exercise of warrants	2,739,238	90,867
Net Cash Provided By Financing Activities	2,620,484	13,604,908
Net Increase (Decrease) in Cash and Cash Equivalents	(5,578,709)	7,035,851
Cash and Cash Equivalents – Beginning	12,484,256	10,085,468
Cash and Cash Equivalents – Ending	$6,905,547	$17,121,319
Supplemental Disclosure of Cash Flow Information
Interest Paid	$-	$143,901
Non-Cash Investing and Financing Activities
Transfer of inventory to property and equipment	$51,423	$158,016
Lease liabilities arising from obtaining right-of-use-assets	$1,714,814	$-

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

Basis of Presentation

The accompanying unaudited condensed financial statements in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and the rules and regulations of the U.S. Securities and Exchange Commission, or SEC. Accordingly, they do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America for complete financial statements. The interim financial information is unaudited, but reflects all normal adjustments and accruals which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s Form 10-K, filed with the SEC. The results for the nine months ended September 30, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019, any other interim periods, or any future year or period.

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

Disaggregated revenue for the three and nine months ended September 30, 2019 and 2018 was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Product Revenue	$5,301,892	$5,961,245	$17,202,342	$17,001,025
Service Revenue	539,053	372,751	1,551,497	1,345,167
Total Revenue	$5,840,945	$6,333,996	$18,753,839	$18,346,193

The Company operates in a highly regulated environment in which state regulatory approval is sometimes required prior to the customer being able to use the product, primarily in the U.S. dermatology market. In these cases, where regulatory approval is pending, revenue is deferred until such time as regulatory approval is obtained.

Deferred revenue as of September 30, 2019 was as follows:

	Service	Product	Total Deferred Revenue
Balance, beginning of period	$1,455,757	$33,000	$1,488,757
Revenue recognized	(1,227,846)	(33,000)	(1,260,846)
Amounts invoiced	2,206,047	—	2,206,047
Balance, end of period	$2,433,958	$—	$2,433,958

The Company does not disclose information about remaining performance obligations of deposits for products that have original expected durations of one year or less. Estimated service revenue to be recognized in the future related to the performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2019 is as follows:

Year	Service Revenue
2019 (October 1 – December 31, 2019)	$342,858
2020	1,039,470
2021	745,394
2022	246,736
2023	39,667
Thereafter	19,833
Total	$2,433,958

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

Segment and Geographical Information

The Company’s revenue is generated primarily from customers in the United States, which represented approximately 100% and 93% for the three months ended September 30, 2019 and 2018, respectively, and approximately 91% and 95% for the nine months ended September 30, 2019 and 2018, respectively. A single customer in the U.S. accounted for approximately 83% and 78% of revenues for the three months ended September 30, 2019 and 2018, respectively, and approximately 70% and 74% for the nine months ended September 30, 2019 and 2018, respectively, and approximately 82% and 92% of the accounts receivable as of September 30, 2019 and December 31, 2018, respectively.

Cash and Cash Equivalents

The Company maintains its cash and cash equivalents with financial institutions which balances exceed the federally insured limits. Federally insured limits are $250,000 for deposits. As of September 30, 2019 and December 31, 2018, the Company had approximately $6,788,000 and $11,726,000, respectively in excess of federally insured limits.

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

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Short-Term:
Corporate bonds	$2,892,190	$—	$623	$2,891,567
Total Short Term:	2,892,190	—	623	2,891,567

Total Investments December 31, 2018	$2,892,190	$—	$623	$2,891,567

Short-Term:
Corporate bonds	$7,982,327	$6,394	$—	$7,988,721
Total Short Term:	7,982,327	6,394	—	7,988,721

Total Investments September 30, 2019	$7,982,327	$6,394	$—	$7,988,721

Accounts Receivable

The Company does business and extends credit based on an evaluation of each customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The allowance for doubtful accounts was $0 as of September 30, 2019 and December 31, 2018.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Shares	17,671	46,036	8,499	13,328
Warrants	—	165,003	—	—
Stock options	10,639	53,532	32,000	32,610

Advertising Costs

Advertising and promotion expenses are charged to expense as incurred. Advertising and promotion expense included in selling expense in the accompanying statements of operations amounted to approximately $307,000 and $195,000 for the three months ended September 30, 2019 and 2018, respectively, and $1,035,000 and $1,028,000 for the nine months ended September 30, 2019 and 2018, respectively.

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

Note 2 — Property and Equipment

	As of September 30, 2019	As of December 31, 2018	Estimated Useful Lives
	(unaudited)
Operations equipment	$1,293,076	$852,273	3 years
Tradeshow and demo equipment	905,623	784,244	3 years
Computer equipment	120,464	112,521	3 years
	2,319,163	1,749,038
Less accumulated depreciation	(1,177,063)	(858,009)
Property and Equipment, Net	$1,142,100	$891,029

Depreciation expense was approximately $110,000 and $170,000, for the three months ended September 30, 2019 and 2018, respectively, and approximately $343,000 and $355,000, for the nine months ended September 30, 2019 and 2018, respectively.

Note 3 — Patent Rights

	As of September 30,	As of December 31,
	2019	2018
	(unaudited)
Gross carrying amount	$1,253,018	$1,253,018
Less accumulated amortization	(891,571)	(819,281)
Patent Rights, Net	$361,447	$433,737

Amortization expense was approximately $24,000 for the three months ended September 30, 2019 and 2018, and approximately $72,000 for the nine months ended September 30, 2019 and 2018. As of September 30, 2019, future remaining amortization expense is as follows:

Year
2019 (October 1 – December 31, 2019)	$24,096
2020	96,386
2021	96,386
2022	96,386
2023	48,193
Total	$361,447

Note 4 — Revolving Credit Facility

On October 31, 2017, the Company amended its revolving credit facility to extend the maturity to October 31, 2019 and to amend the financial covenants. The availability under the amended facility equals the lesser of the $5 million commitment amount or the borrowing base plus the $2.5 million non-formula sublimit. The borrowing base consists of 80% of eligible accounts receivable, as defined in the agreement. On October 28, 2019, the Company signed an amendment to extend the maturity date of the credit facility term through January 29, 2020.

Interest, at Prime plus 0.75% (5.75% at September 30, 2019) and Prime plus 1.50% on non-formula borrowings (6.50% at September 30, 2019), is payable monthly, and the outstanding principal and interest are due on the maturity date. The facility is secured by all of the Company’s assets and limits the amount of additional indebtedness, restricts the sale, disposition or transfer of assets of the Company and requires the maintenance of a certain monthly adjusted quick ratio restrictive covenant, as defined in the agreement. The Company was in compliance with its financial covenants as of September 30, 2019 and December 31, 2018. There were no borrowings outstanding under the revolving credit facility at September 30, 2019 and December 31, 2018. The Company pays commitment fees of 0.25% per annum on the average unused portion of the line of credit.

Note 5 — Product Warranties

Changes in product warranty liability were as follows for the nine months ended September 30, 2019:

Balance, beginning of period	$136,217
Warranties accrued during the period	205,037
Payments on warranty claims	(177,799)
Balance, end of period	$163,455

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

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of September 30, 2019.

Maturity of Operating Lease Liabilities	Amount
2019 (October 1 – December 31, 2019)	$91,378
2020	358,787
2021	348,122
2022	284,578
2023	104,343
Thereafter	600,574
Total undiscounted operating leases payments	$1,787,782
Less: Imputed interest	(269,774)
Present Value of Operating Lease Liabilities	$1,518,008

Other Information
Weighted-average remaining lease term	6.5 years
Weighted-average discount rate	5.0%

An initial ROU asset of approximately $805,000 was recognized as a non-cash assets addition with the adoption of the new lease accounting standard. The ROU asset was reduced by approximately $248,000 during the nine months ended September 30, 2019. Cash paid for amounts included in the present value of operating lease liabilities was approximately $219,000 for the nine months ended September 30, 2019 and is included in operating cash flows. Operating lease cost was approximately $255,000 for the nine months ended September 30, 2019.

Note 7 — Commitments and Contingencies

Manufacturing Agreement

In July 2010, the Company entered into a three-year contract manufacturing agreement with an unrelated third party for the production and manufacture of the SRT-100 (and subsequently the SRT-100 Vision and the SRT-100 Plus), in accordance with the Company’s product specifications. The agreement renews for successive one-year periods unless either party notifies the other party in writing, at least 60 days prior to the anniversary date of this agreement that it will not renew the agreement. The Company or the manufacturer has the option to terminate the agreement upon 90 days written notice.

Purchases from this manufacturer totaled approximately $1,521,000 and $1,302,000 for the three months ended September 30, 2019 and 2018, respectively, and approximately $5,250,000 and $3,127,000 for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, and December 31, 2018 approximately $1,056,000 and $1,041,000, respectively, was due to this manufacturer, which is presented in accounts payable and accrued expenses in the accompanying balance sheets.

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

Note 8 — Employee Benefit Plans

We sponsor a 401(k) defined contribution retirement plan that allows eligible employees to contribute a portion of their compensation through payroll deductions in accordance with specified plan guidelines. We make contributions to the plans that include matching a percentage of the employees’ contributions up to certain limits. Expenses related to this plan totaled approximately $28,000 and $24,000 for the three months ended September 30, 2019 and 2018, respectively, and approximately $83,000 and $72,000 for the nine months ended September 30, 2019 and 2018, respectively.

Note 9 — Stockholders’ Equity

The Company has authorized 50,000,000 shares of common stock, of which 16,551,728 were issued and 16,497,030 outstanding at September 30, 2019; 16,145,915 shares were issued and 16,112,461 were outstanding as of December 31, 2018.

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

In June 2016, from the Company’s IPO, the investors received three-year warrants to purchase 2,300,000 shares of common stock at an exercise price of $6.75 per share; the warrants were exercisable through June 8, 2019. Following the first anniversary of the date of issuance, if certain conditions are met, the Company may redeem any and all of the outstanding warrants at a price equal to $0.01 per warrant. On June 4, 2019, the Company entered into an amendment to the Warrant Agreement to extend the expiration date of the investor warrants from June 8, 2019 until June 8, 2020. During the first three quarters of 2019, warrants for 405,813 shares were exercised.

In addition, the underwriters’ representatives for the IPO received four-year warrants to purchase up to 138,000 units, consisting of one share of common stock and one warrant to purchase one share of common stock. The warrants for the units are exercisable between June 2, 2017 and June 2, 2021 at an exercise price of $6.75 per unit. As of September 30, 2019, none of the unit warrants have been exercised.

The following table summarizes the Company’s warrant activity:

	Warrants
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding – December 31, 2018	2,438,000	$6.75	0.55
Granted	—	—	—
Exercised	(405,813)	6.75	—
Expired	—	—	—
Outstanding – September 30, 2019	2,032,187	$6.75	0.76
Exercisable – September 30, 2019	2,032,187	$6.75	0.76

The intrinsic value of the common stock warrants was approximately $0 and $1,609,000 as of September 30, 2019, and December 31, 2018, respectively.

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

Expected Term or Life. The expected term or life of stock options granted represents the expected weighted average period of time from the date of grant to the estimated date that the stock option would be fully exercised. The weighted average expected option term was determined using the “simplified method” for plain vanilla options as allowed by the accounting guidance. The “simplified method” calculates the expected term as the average of the vesting term and original contractual term of the options.

The stock options had an intrinsic value of approximately $103,000 and $427,000 as of September 30, 2019 and December 31, 2018, respectively.

The Company recognizes forfeitures as they occur rather than estimating a forfeiture rate. The reduction of stock compensation expense related to the forfeitures was approximately $0 and $39,000 for the nine months ended September 30, 2019 and 2018, respectively.

Unrecognized stock compensation expense was approximately $917,000 as of September 30, 2019, which will be recognized over the remaining vesting period.

A summary of the restricted stock activity is presented as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2018	165,834	$5.84
Granted	—	—
Vested	(66,667)	5.24
Forfeited	—	—
Unvested balance at September 30, 2019	99,167	$6.24

The following table summarizes the Company’s stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding – December 31, 2018	229,334	$5.55	9.08
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Outstanding – September 30, 2019	229,334	$5.55	8.33
Exercisable – September 30, 2019	57,334	$5.55	8.33

Treasury Stock

The Company accounts for purchases of treasury stock under the cost method with the cost of such share purchases reflected in treasury stock in the accompanying condensed balance sheet. As of September 30, 2019 and December 31, 2018, the Company had 54,698 and 33,454 treasury shares, respectively.

Note 10 — Income Taxes

Book income before taxes was negative for the nine months ended September 30, 2019. Tax expense for the nine months ended September 30, 2019 and 2018 was $0.

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

As of September 30, 2019, the Company has U.S. federal and certain state tax returns subject to examination, beginning with those filed for the year 2015.

Note 11 — Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued for potential recognition or disclosure. On October 28, 2019, the Company signed an amendment to extend the maturity date of the credit facility term through January 29, 2020.

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

Results of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

Revenues	$5,840,945	$6,333,996	$18,753,839	$18,346,193
Cost of Sales	1,997,111	2,165,345	6,654,835	6,296,653
Gross Profit	3,843,834	4,168,651	12,099,004	12,049,540
Operating Expenses
Selling and marketing	2,124,146	1,971,539	6,649,754	6,146,759
General and administrative	957,184	907,746	2,933,985	3,163,621
Research and development	1,567,634	1,712,725	5,467,947	4,775,767
Total Operating Expenses	4,648,964	4,592,010	15,051,686	14,086,147
Income (Loss) From Operations	(805,130)	(423,359)	(2,952,682)	(2,036,607)
Other Income (Expense)
Interest income	74,736	23,010	213,578	68,620
Interest expense	—	(57,759)	—	(156,685)
Other Income (Expense), net	74,736	(34,749)	213,578	(88,065)
Net Loss	$(730,394)	$(458,108)	$(2,739,104)	$(2,124,672)

Three months ended September 30, 2019 compared to the three months ended September 30, 2018

Revenue. Revenue was $5,840,945 for the three months ended September 30, 2019 compared to $6,333,996 for the three months ended September 30, 2018, a decrease of $493,051, or 7.8%. The decrease in revenue was primarily attributable to fewer units sold in the current quarter.

Cost of sales. Cost of sales was $1,997,111 for the three months ended September 30, 2019 compared to $2,165,345 for the three months ended September 30, 2018, a decrease of $168,234, or 7.8%. The decrease in cost of sales was due to a decrease in sales.

Gross profit. Gross profit was $3,843,834 for the three months ended September 30, 2019 compared to $4,168,651 for the three months ended September 30, 2018, a decrease of $324,817, or 7.8%. Our overall gross profit percentage was 65.8% in the three months ended September 30, 2019 as well as the corresponding period in 2018.

Selling and marketing. Selling and marketing expense was $2,124,146 for the three months ended September 30, 2019 compared to $1,971,539 for the three months ended September 30, 2018, an increase of $152,607, or 7.7%. The increase was primarily attributable to an increase in headcount and spending on marketing activities for SculpturaTM.

General and administrative. General and administrative expense was $957,184 for the three months ended September 30, 2019 compared to $907,746 for the three months ended September 30, 2018, an increase of $49,438, or 5.4%. The net increase in general and administrative expense was primarily due to professional services, partially offset by other decreases.

Research and development. Research and development expense was $1,567,634 for the three months ended September 30, 2019 compared to $1,712,725 for the three months ended September 30, 2018, an decrease of $145,091, or 8.5%. The decrease in research and development spending was primarily attributable to the SculpturaTM as production begins.

Other income (expense). We incur interest expense in connection with our secured credit facility with Silicon Valley Bank and interest income from our cash and investments. Interest expense decreased in 2019 with the decrease in borrowings on the line of credit. Interest income increased due to the increase of our investment in debt securities.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

Revenue. Revenue was $18,753,839 for the nine months ended September 30, 2019 compared to $18,346,193 for the nine months ended September 30, 2018, an increase of $407,646, or 2.2%. The growth in revenue was primarily attributable to an increase in the average selling price of our products.

Cost of sales. Cost of sales was $6,654,835 for the nine months ended September 30, 2019 compared to $6,296,653 for the nine months ended September 30, 2018, an increase of $358,182, or 5.7%. The increase in cost of sales was due to the increase in sales.

Gross profit. Gross profit was $12,099,004 for the nine months ended September 30, 2019 compared to $12,049,540 for the nine months ended September 30, 2018, an increase of $49,464, or 0.4%. Our overall gross profit percentage was 64.5% in the nine months ended September 30, 2019 compared to 65.7% in the corresponding period in 2018. The decrease in gross margin percentage was primarily due to changes in the mix of products sold.

Selling and marketing. Selling and marketing expense was $6,649,754 for the nine months ended September 30, 2019 compared to $6,146,759 for the nine months ended September 30, 2018, an increase of $502,995, or 8.2%. The increase was primarily attributable to the increase in headcount.

General and administrative. General and administrative expense was $2,933,985 for the nine months ended September 30, 2019 compared to $3,163,621 for the nine months ended September 30, 2018, a decrease of $229,636, or 7.3%. The net decrease was due primarily to a non-recurring stock compensation expense of $444,000 in the first quarter of 2018, partially offset by an increase in professional fees.

Research and development. Research and development expense was $5,467,947 for the nine months ended September 30, 2019 compared to $4,775,767 for the nine months ended September 30, 2018, an increase of $692,180, or 14.5%. The increase in research and development spending was primarily attributable to the FDA clearance of SculpturaTM as well as our ramp to production.

Other income (expense). We incur interest expense in connection with our secured credit facility with Silicon Valley Bank and interest income from our cash and investments. Interest expense decreased in 2019 with the decrease in borrowings on the line of credit. Interest income increased due to an increase in investment in debt securities.

Financial Condition

Our cash, cash equivalent and investment balance decreased to $14.9 million at September 30, 2019 from $15.4 million at December 31, 2018, primarily due to cash used in operating activities of $2.6 million offset by proceeds from exercised warrants for $2.7 million during the nine months ended in September 30, 2019.

There were no borrowings under the revolving line of credit at September 30, 2019 or December 31, 2018.

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

Cash flows

The following table provides a summary of our cash flows for the periods indicated:

	For the Nine Months Ended September 30,
	(unaudited)
	2019	2018
Net Cash Provided by (Used In):
Operating Activities	$(2,566,572)	$(6,911,317)
Investing Activities	(5,632,621)	342,260
Financing Activities	2,620,484	13,604,908
Total	$(5,578,709)	$7,035,851

Cash flows from operating activities

Net cash used in operating activities was $2,566,572 for the nine months ended September 30, 2019, consisting of a net loss of $2,739,104 partially offset by an increase in net operating assets of $911,203 and by non-cash charges of $1,083,734. The increase in net operating assets was primarily due to an increase in inventory, accounts receivables and prepaids and other current assets, offset by a decrease in accounts payables and accrued expenses and warranties net of an increase in deferred revenue. Non-cash charges consisted of stock compensation expense, depreciation and amortizations and warranty provision. Net cash used in operating activities was $6,911,317 for the nine months ended September 30, 2018, primarily due to the operating loss and the increase in accounts receivable.

Cash flows from investing activities

Net cash used by investing activities was $5,632,621 mostly due to net investments in debt securities held-to-maturity for $5,090,137 during the nine months ended September 30, 2019. Net cash provided by investing activities was $342,260 for the nine months ended September 30, 2018 due to the maturity of debt securities held-to-maturity of $1,104,635, partially offset by $762,375 for acquisition of property and equipment.

Cash flows from financing activities

Net cash provided by financing activities was $2,620,484 during the nine months ended September 30, 2019 mostly from the exercise of 405,813 investor warrants. Net cash provided by financing activities was $13,604,908 during the nine months ended September 30, 2018, mainly from the net proceeds of $15,847,659 from offering of common stock offset by $2,214,970 repayment of our revolving credit facility.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

As of September 30, 2019, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of September 30, 2019, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

There were no unregistered sales of securities during the three months ended September 30, 2019.

(b) Use of Proceeds from the Sale of Registered Securities

None.

(c) Purchases of Equity Securities by the Registrant and Affiliated Purchases.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
10.1	Fourth Amendment to Second Amended and Restated Loan and Security Agreement, dated October 28, 2019.

31.1	Certification of Joseph C. Sardano, Chairman and Chief Executive Officer of Sensus Healthcare, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Arthur Levine, Chief Financial Officer of Sensus Healthcare, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Joseph C. Sardano, Chairman and Chief Executive Officer of Sensus Healthcare, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Arthur Levine, Chief Financial Officer of Sensus Healthcare, Inc., Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSUS HEALTHCARE, INC.

Date: November 8, 2019	/s/ Joseph C. Sardano
Joseph C. Sardano
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2019	/s/ Arthur Levine
Arthur Levine
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)