Form 10-K
period 2019-12-31
Sensus Healthcare, Inc.
filed 2020-03-06
CIK 1494891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________

Commission File Number: 001-37714

Sensus Healthcare, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-1647271
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

851 Broken Sound Pkwy., NW #215, Boca Raton, Florida	33487
(Address of principal executive office)	(Zip Code)

(561) 922-5808

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	SRTS	Nasdaq Stock Market, LLC
Warrants to Purchase Common Stock (expiring June 8, 2020)	SRTSW	Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common equity held by non-affiliates of the registrant on June 28, 2019, the last business day of the registrant’s most recently completed second quarter, was $63,069,039 based on the closing price of $5.54 per share of common stock on the Nasdaq Capital Market on that date. For this purpose, all outstanding shares of common stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and certain 5% stockholders of the registrant; certain of such persons disclaim that they are affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2020
Common Stock, $0.01 par value per share	16,485,780

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the Annual Meeting of Stockholders to be held on June 5, 2020, are incorporated by reference in Part III.

SENSUS HEALTHCARE, INC.

ANNUAL REPORT ON FORM 10-K

i

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

In addition to those risks discussed in this Annual Report under Item 1A Risk Factors, factors that could cause our actual results to differ materially from those in the forward-looking statements, include, without limitation:

●	our ability to achieve and sustain profitability;

●	market acceptance of our products;

●	our ability to successfully commercialize our products;

●	our ability to compete effectively in selling our products and services, including responding to technological change and cost containment efforts of our customers;

●	the regulatory requirements applicable to us and our competitors, including any adverse regulatory action taken against us;

●	our need and ability to obtain additional financing in the future, as well as complying with the restrictions our existing revolving credit facility imposes;

●	our ability to expand, manage and maintain our direct sales and marketing organizations;

●	our actual financial results may vary significantly from forecasts and from period to period;

●	our ability to successfully develop new products, improve or enhance existing products or acquire complementary products, technologies, services or businesses;

●	our ability to obtain and maintain intellectual property of sufficient scope to adequately protect our products, including the SRT-100, and our ability to avoid infringing or otherwise violating the intellectual property rights of third parties;

●	market risks regarding consolidation in the healthcare industry;

●	the willingness of healthcare providers to purchase our products if coverage, reimbursement and pricing from third party payors for procedures using our products declines;

●	the level and availability of government and third-party payor reimbursement for clinical procedures using our products;

ii

●	our ability to effectively manage our anticipated growth, including hiring and retaining qualified personnel;

●	our ability to manufacture our products to meet demand;

●	our reliance on third party manufacturers and sole- or single-source suppliers;

●	our ability to reduce the per unit manufacturing cost of our products;

●	our ability to efficiently manage our manufacturing processes;

●	regulatory, legal risks, and operating risks, that our international operations subject us to;

●	off-label use of our products;

●	information technology risks including risks from cyberattacks and other data breaches, and their adverse effect on our reputation;

●	the fact that product quality issues or product defects may harm our business;

●	the accuracy of our financial statements and accounting estimates, including allowances for accounts receivable and inventory obsolescence;

●	any product liability claims;

●	limited trading in our shares and the concentration of ownership of our shares;

●	new legislation, administrative rules, or executive orders, including those that impact taxes and international trade regulation;

●	the provisions in our certificate of incorporation, bylaws, or Delaware law that discourage takeovers or that limit certain disputes to be brought exclusively in the Delaware Court of Chancery;

●	the concentration of sales to customers in the U.S. and China, including any adverse impact of political developments in China and the coronavirus epidemic; and

●	our ability to manage the risk of the foregoing.

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

iii

PART I.

Item 1.	BUSINESS

Overview

We are a medical device company committed to providing highly effective, non-invasive and cost-effective treatments for both oncological and non-oncological skin conditions. We use a proprietary low-energy X-ray technology known as superficial radiation therapy (SRT), which is a result of over a decade of dedicated research and development. We have successfully incorporated SRT into our portfolio of treatment devices: the SRT-100TM, SRT-100+TM and SRT-100 VisionTM. To date, SRT technology has been used to effectively and safely treat oncological and non-oncological skin conditions in thousands of patients around the world. With the introduction of Sculptura™, we are branching out into cancer treatment that goes far beyond skin and will provide a revolutionary treatment option for patients around the world.

We were organized in 2010 as Sensus Healthcare, LLC, a limited liability company. In January 2016, we completed a corporate conversion pursuant to which Sensus Healthcare, Inc. succeeded to the business of Sensus Healthcare, LLC. In 2016 we completed an initial public offering and in 2018 we opened a subsidiary in Israel. The Company operates as one segment from its corporate headquarters located in Boca Raton, Florida.

Our Products and Services

SRT-100

The SRT-100 is a photon x-ray low energy superficial radiotherapy system that provides patients an alternative to surgery for treating non-melanoma skin cancers, including basal cell and squamous cell skin cancers and other skin conditions such as keloids. The SRT-100 is especially effective in treating primary lesions that would otherwise be difficult or require extensive surgery involving sensitive areas of the head and neck regions, such as the fold in the nose, eyelids, lips, corner of the mouth, and the lining of the ear, that would otherwise lead to a less than desirable cosmetic outcome. Superficial radiation therapy treatment procedures do not require the use of anesthetics and eliminates the need for skin grafting. We believe that the SRT-100 provides healthcare providers and patients with a safe, virtually painless, and substantially non-scarring treatment option for non-melanoma skin cancer and other skin conditions, such as keloids. It allows dermatologists to retain non-melanoma skin cancer patients, rather than referring them to specialists, while offering radiation oncologists an alternative to costly linear accelerator–based treatments with a process that is less invasive, more time-efficient, and improves practice economics. Our revenue is primarily derived from sales of our SRT-100 product line. The SRT-100 provides the following clinical and functional advantages:

●	Easy touch automatic set-up procedure, including automatic x-ray tube warm-up procedures;

●	Specially designed control console for medical physicists and service technicians which provides integrated safety and back-up timer controls, automatic system conditioning procedures, calibration, x-ray output verification and system parameters, including last treatment status information;

●	Advanced patient record management with integrated enterprise workflow management;

●	Compact mobile design with a small 30” x 30” footprint and unique scissor x-ray tube arm movements providing a large range of motion for patient access and treatment; and

●	High reliability and MTBF (mean time between failures) performance that assure availability for the patients and practitioners and lower the total cost of ownership.

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

SRT-100 Plus

In 2018, we announced U.S. Food and Drug Administration, or FDA, clearance of our SRT-100+. The SRT-100+ offers all the same features as the SRT-100, with the addition of:

●	An expanded energy range for customized, more precise treatment

●	Remote diagnostics, including operation tracking

●	New X-ray tube with extended functionality and performance

●	Advanced console and enhanced system mobility to optimize clinical practice

Sculptura

In February 2019, we announced FDA clearance of our Sculptura product, which is our proprietary modulated robotic brachytherapy radiation oncology system that provides targeted directional anisotropic radiation therapy (ART) and brachytherapy that uses patented Beam Sculpting™ capabilities to treat various cancers during surgery. This system has the potential to give surgeons and radiation oncologists at hospitals and cancer centers the ability to eliminate weeks of post-operative radiation treatments that patients typically must undergo after surgery and also result in similar or better outcomes to current radiation treatments today, with significantly less collateral damage. Sculptura has several exclusive features, including 3D Beam Sculpting™, respiratory motion tracking, embedded image guidance and treatment area illumination.

Sentinel service program

We offer the Sentinel service program, which provides our customers comprehensive protection for their systems. The Sentinel service program covers all parts and labor for the period of the contract and one annual preventive maintenance session that includes cooling system maintenance, high-voltage loop maintenance, filters and system cleaning, and system touch-ups, should they be required during the preventative maintenance session.

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

Consumables

We sell disposable lead shielding replacements, disposable radiation safety items, such as aprons and eye shields, and disposable applicator tips, which are used to treat various sized lesions and different areas of the body.

Competition

The medical device industry is highly competitive and subject to rapid technological change and is significantly affected by new product introductions and market activities of other participants. Our currently marketed products, and any future products we commercialize, will compete against healthcare providers who use traditional surgical treatment options, such as Mohs surgery, as well as medical device companies that offer other treatment options for the conditions our products are designed to treat. As of December 31, 2019, we had three primary medical device company competitors:

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

We may be unable to compete effectively against our competitors in one or more of these areas. Our ability to compete effectively will depend on the acceptance of our products by dermatologists, radiation oncologists, hospitals and patients, and our ability to achieve better clinical outcomes than products developed by our existing or future competitors. In addition, certain of our competitors could use their superior financial resources to develop products that have features or clinical outcomes similar or superior to our products, which would harm our ability to successfully compete.

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

Other Markets

We also believe that both plastic and general surgery markets present growth opportunities for our product offerings. With FDA clearance to treat keloids through superficial radiation therapy, plastic surgeons are recognizing the opportunity to be able to provide an effective treatment solution for this benign tumor. Additionally, we believe that plastic surgeons view the non-melanoma skin cancer market as a growth opportunity that can supplement their existing services. We believe there is an opportunity to also provide superficial radiation therapy in a prophylactic manner for various surgical procedures to reduce the formation of keloids. Within the healthcare reform environment, superficial radiation therapy can provide hospitals and surgery centers with a direct measurable impact on clinical outcomes for certain procedures, including joint replacement procedures, bypass surgery, and OBGYN/C-section procedures, among others.

Global Focus

As of December 31, 2019, we had an installed base of 471 units in 18 countries. Our customer list includes leading cancer centers, dermatology practices, hospitals and plastic surgery clinics, which we believe further validates our targeted marketing approach led by our direct sales teams and our global distribution partners.

Manufacturing and Supply

We currently use third parties located in the U.S. to manufacture our products. In 2010, we entered into a manufacturing agreement with RbM Services, LLC (“RbM”) pursuant to which RbM agreed to manufacture our SRT-100 products. Under this agreement, we pay a fixed price per unit, subject to annual adjustments due to changes in the cost of materials. The initial term of this agreement was three years with successive one-year renewals thereafter. We or RbM may terminate the agreement upon 90 days’ written notice or upon at least 60 days’ notice prior to the end of each additional one-year renewal period. We believe our third party manufacturer meets FDA, International Organization for Standardization, or ISO, and other quality standards. We maintain internal policies, procedures and supplier management processes to ensure that our third party manufacturer is meeting applicable quality standards. To date, we have not experienced any difficulty in locating and obtaining the materials necessary to meet the demand for our products, and we believe manufacturing capacity is sufficient to meet global market demand for our products for the foreseeable future.

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

We have a single preferred supplier for the x-ray tubes and other major components used in our products. We believe our preferred suppliers have superior products; however, we also believe that the products of alternate suppliers would be adequate for our products. Although we generally do not have a contractual relationship with our preferred suppliers, we do not anticipate any material disruptions to our supply of major components. We believe that adequate supplies of major components are readily accessible from alternate suppliers.

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

We own two issued U.S. patents. Our patents pertain to technology in the specialized field of superficial radiotherapy treatment. The following patents were issued between August 2007 and September 2008 and were assigned to us when we acquired the technology from Topex:

●	U.S. Patent No. 7,372,940: Radiation therapy system with risk mitigation

●	U.S. Patent No. 7,263,170: Radiation therapy system featuring rotatable filter assembly

The following patents were issued to us in 2018:

●	Russia Patent No. 26333322: Hybrid Ultrasound-Guided Superficial Radiotherapy System and Method

●	China Patent No. ZL201380013491.7: Hybrid Ultrasound-Guided Superficial Radiotherapy System and Method

The following patent was issued to us in 2019:

●	Robotic IORT X-Ray Radiation System With Calibration Well

A total of 36 patent applications were pending at December 31, 2019 and additional patent applications are in process.

We also own six U.S. trademark registrations and had seven trademark applications pending as of December 31, 2019.

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

Government Regulation

Our business is subject to extensive federal, state, local and foreign laws and regulations, including those relating to the protection of the environment, health and safety. Some of the pertinent laws have not been definitively interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of subjective interpretations. In addition, these laws and their interpretations are subject to change, or new laws may be enacted. Both federal and state governmental agencies continue to subject the healthcare industry to intense regulatory scrutiny, including heightened civil and criminal enforcement efforts. We believe that we have structured our business operations and relationships with our customers and suppliers to comply with all applicable legal requirements. However, it is possible that governmental entities or other third parties could interpret these laws differently and assert otherwise. We discuss below the statutes and regulations that are most relevant to our business. For the years ended December 31, 2019 and 2018, we incurred approximately $1,576,000 and $1,039,000, respectively, in expenses related to regulatory compliance and quality standards.

U.S. FDA Regulation of Medical Devices

The Federal Food, Drug and Cosmetic Act, or FDCA, and FDA regulations establish a comprehensive system for the regulation of medical devices intended for human use. Our products include medical devices that are subject to these, as well as other federal, state, and local laws and regulations. FDA is responsible for the overall enforcement of quality, regulatory and statutory requirements governing medical devices. Our regulated medical devices include our SRT product line and Sculptura.

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

510(k) pathway

As of December 31, 2019, all of our products were subject to or exempt from the 510(k) requirement. Three 510(k) clearances were issued to Sensus in 2019 for the Sculptura system and related components for the balloon applicator and treatment planning software. We have previously received FDA 510(k) clearances for our SRT-100, SRT-100 Vision, and SRT-100+ products.

The 510(k) review process compares a new device to an existing legally marketed device. Through the 510(k) process, the FDA determines whether the new medical device is “substantially equivalent” to the existing legally marketed device (i.e., predicate device) that is not subject to PMA requirements. “Substantial equivalence” means that the proposed new device: (a) has the same intended use as the predicate device; (b) has the same or similar technological characteristics as the predicate device; (c) has supporting information submitted in the 510(k) application demonstrating that the proposed device is as safe and effective as the predicate device; and (d) does not raise different questions of safety and effectiveness than the predicate device.

To obtain 510(k) clearance, we must submit a 510(k) application containing sufficient information and data to demonstrate that our proposed device is substantially equivalent to a legally marketed predicate device. This data generally includes non-clinical performance testing (e.g., software validation, bench testing electrical safety testing), but may also include clinical data. Typically, it takes approximately four months for the FDA to complete its review of a 510(k) submission; however, it can take significantly longer, and clearance is never assured. During its review of a 510(k) submission, the FDA may request additional information, including clinical data, which may significantly prolong the review process. After completing its review of a 510(k) submission, the FDA may issue an order, in the form of a letter, that finds the device to be either (1) substantially equivalent to the predicate device and can be marketed in the U.S., or (2) not substantially equivalent to the predicate device and cannot be marketed in the U.S. Depending upon the reasons that the FDA finds the new device to not be substantially equivalent to the predicate device, the device may need to be approved through the PMA pathway (discussed below) prior to commercialization. A new medical device for which there is no substantially equivalent device is automatically designated a Class III device. Depending on the nature of the new device, the manufacturer may request the FDA to make a risk-based determination of the new device and to reclassify it as a Class I or Class II device. This process is referred to as the de novo process. If the FDA agrees, the new device will be reassigned to the appropriate other class. If the FDA does not agree, the manufacturer must submit a PMA prior to commercialization.

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

Premarket approval pathway

As of December 31, 2019, we did not market any devices that were subject to PMA requirements. Unlike the 510(k) pathway, the PMA approval process requires an independent demonstration of the safety and effectiveness of a device before the device can be commercialized. PMA is the most stringent type of device marketing application required by FDA. PMA approval is based on a determination by FDA that the PMA contains sufficient valid scientific evidence to assure that the device is safe and effective for its intended use. A PMA application generally includes extensive information about the device, including the results of clinical testing conducted with the device and a detailed description of the manufacturing process.

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

International

International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. In order to market our products in other countries, we must obtain regulatory approvals and comply with extensive safety and quality regulations. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ. The European Union/European Economic Area, or EU/EEA, requires a CE conformity mark in order to market medical devices. Many other countries, such as Australia, India, New Zealand, Pakistan and Sri Lanka, accept CE or FDA clearance or approval, although others, such as China, Brazil, Canada and Japan require separate regulatory filings.

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

We have obtained approval to sell our products in Australia, Canada, China, Europe, India, Israel, Mexico, Russia, South Africa, South Korea, and Taiwan, and we are currently seeking approval in several other countries.

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

Research and Development

Research and development costs relate to our products under development and quality and regulatory costs and are expensed as incurred. During the years ended December 31, 2019 and 2018, we incurred research and development expense of approximately $6.4 million and $6.3 million, respectively. Most of the increase in R&D spending in 2019 was related to the final development and production ramp-up of Sculptura™, a modulated robotic brachytherapy radiation oncology system that provides targeted directional anisotropic radiation therapy (ART) and brachytherapy, for which we filed a 510(k) application with the U.S. Food and Drug Administration (FDA) in December 2017 and received FDA clearance in February 2019.

Employees

As of December 31, 2019, we had 53 employees, including 46 in the U.S. and seven in Israel. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Information about our Executive Officers

The information required by this item will be set forth in the Proxy Statement for our 2020 Annual Meeting and is incorporated into this report by reference.

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

We have a history of net losses. Our historical losses from inception through December 31, 2019 totaled approximately $15.2 million. If our revenue grows more slowly than currently anticipated, or if operating expenses are higher than expected, we may be unable to achieve profitability, our financial condition will suffer, and the value of our common stock could decline. Even if we are successful increasing our sales, we may incur losses in the foreseeable future as we continue to research and develop and seek regulatory approvals for our products. If sales revenue from any of our currently cleared products or any additional products that receive marketing clearance from the FDA or approval from other regulatory authorities in the future is insufficient, or if our product development is delayed, we may be unable to achieve profitability. Furthermore, even if we are able to achieve profitability, we may be unable to sustain or increase such profitability on a quarterly or annual basis, which would significantly reduce the value of our common stock.

If third-party payors do not provide coverage and adequate reimbursement for the use of our products, it is unlikely that our products will be widely used, and our revenue will be negatively impacted.

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

Some private payors in the U.S. may base their reimbursement policies on the coverage decisions determined by the Center of Medicare and Medical Services, or CMS, which administers the Medicare program and works in partnership with state governments to administer the Medicaid program. Others may adopt different coverage or reimbursement policies for procedures performed using our products, while some governmental programs, such as Medicaid, have reimbursement policies that vary from state to state, some of which may not pay for our products in an amount that supports our selling price, if at all. A Medicare national or local coverage decision denying coverage for any of the procedures performed with our products could result in private and other third-party payors also denying coverage. Medicare (Part B) and a number of private insurers in the U.S. currently cover and pay for both non-melanoma skin cancer and keloid treatments using the SRT-100. A withdrawal, or even contemplation of a withdrawal, by CMS, Medicaid or private payors of reimbursements, or any other unfavorable coverage or reimbursement decisions by government programs or private payors, could have a material adverse effect on our business.

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

We have focused heavily on the development and commercialization of a limited number of products for the treatment of non-melanoma skin cancer and other skin conditions with superficial radiotherapy. From our inception in 2010 through December 31, 2019, most of our revenue has been derived from sales of our SRT-100 product line and related services and ancillary products. Although we intend to introduce new products, we expect most of our 2020 revenue to be derived from or related to sales of our SRT-100 product line. If we are unable to achieve and maintain significantly greater market acceptance of superficial radiotherapy for treatment of non-melanoma skin cancer and other skin conditions, or if we do not achieve sustained positive cash flow, we will be severely constrained in our ability to fund our operations. In addition, if we are unable to market our SRT-100 product line and ancillary products as a result of a quality problem, shortage of components required for assembly, failure to maintain or obtain regulatory approvals, unexpected or serious complications or other unforeseen negative effects from the use of the SRT-100 product line and ancillary products, we would lose our only source of revenue, and our business, financial condition and results of operations will be adversely affected.

We may be unable to manufacture our products in quantities sufficient to meet existing demand levels, which would hinder our ability to effectively commercialize our products and increase revenues.

The manufacture of medical devices requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls, from us and our key suppliers, to scale up the production process to manufacture sufficient quantities at high volume and with satisfactory production yields. Manufacturers of medical devices often encounter difficulties in production, particularly when scaling up initial production. These problems include difficulties with production costs and yields, quality control and assurance, and shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. In July 2010, we entered into a manufacturing agreement with RbM for the manufacturing and production of the SRT-100 in accordance with our specifications. We continue to do business with RbM pursuant to this agreement, although we or RbM may terminate the agreement upon 90 days’ written notice or upon at least 60 days’ notice prior to the end of each additional one-year renewal period. As discussed elsewhere in this Annual Report on Form 10-K, we are in the process of adding another contract manufacturer and are exploring the possibility of bringing certain manufacturing capabilities in-house. However, if eventually implemented, our plan to bring the manufacturing function in-house may not be successful and we may be unable to maintain a relationship with our current manufacturer or establish a relationship with another manufacturer on favorable terms, if at all.

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

We have single preferred suppliers for the x-ray tubes and other major components used in our products. Although other suppliers exist in the market, we believe that our preferred supplier’s products are of a superior quality. The loss of these preferred suppliers, or their inability to supply us or our third party manufacturer with adequate components could hinder our ability to effectively produce our products to meet existing demand levels, especially if we were unable to timely procure them from other suppliers in the market, which could adversely affect our ability to commercialize our products and increase our revenues.

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

Substantially most of our 2019 and 2018 sales were made to customers located in the U.S. However in previous years significant sales were made to customers located in Israel and China. For the years ended December 31, 2019 and 2018, approximately 3% and 1%, respectively, of our product sales were to Chinese customers and approximately 4% and 1%, respectively to Israeli customers, with a substantial portion of the remainder of our sales to customers in the U.S. Additionally, a single customer in the U.S. accounted for approximately 68% and 71% of revenues for the years ended December 31, 2019 and 2018, respectively. Because of our geographic and customer concentrations, our revenue could fluctuate significantly due to changes in economic conditions, the use of competitive products, or the loss of, reduction of business with, or less favorable terms within, these countries or this customer. A reduction or delay in orders for our products from these countries and this customer could materially harm our business and results of operations, including any adverse impact of the coronavirus epidemic

Our future success depends on our ability to develop, receive regulatory approval for, and introduce new products or product enhancements that will be accepted by the market in a timely manner, and if we do not do so, our results of operations will suffer.

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

Our international operations and our international distributors expose us to risks inherent in operating in foreign jurisdictions. These risks include, without limitation:

●	difficulties in enforcing or defending intellectual property rights;

●	pricing pressure that we may experience internationally;

●	a shortage of high-quality sales-people and distributors;

●	third-party reimbursement policies that may require some of the patients who are treated with our products to directly absorb medical costs or that may necessitate the reduction of the selling prices of our products;

●	disadvantage to competition with established business and customer relationships;

●	the imposition of additional U.S. and foreign governmental controls or regulations;

●	economic instability;
●	changes in duties and tariffs, license obligations and other non-tariff barriers to trade;

●	the imposition of restrictions on the activities of foreign agents, representatives and distributors;

●	potentially adverse tax consequences;

●	laws and business practices favoring local companies;

●	difficulties in maintaining consistency with our internal guidelines;

●	the imposition of costly and lengthy new export licensing requirements;

●	the imposition of U.S. or international sanctions against a country, company, person or entity with whom we do business that would restrict or prohibit continued business with the sanctioned country, company, person or entity; and

●	the imposition of new trade restrictions.

If any of these events or circumstances were to occur, our sales in foreign countries would be harmed and our results of operations would suffer.

Our U.S. business could be adversely affected by ongoing disruptions in international trade regulation.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our existing stockholders will be diluted. Moreover, the terms of newly issued securities may include liquidation or other preferences that adversely affect common stockholders’ rights. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring distributions or dividends. If we raise additional funds through collaboration and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or products or grant licenses on terms that are not favorable to us. Any of these events could adversely affect our ability to declare dividends on our common stock and to achieve our product development and commercialization goals and have a material adverse effect on our business, financial condition and results of operations.

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

In an effort to reduce costs, many hospitals or physicians within the U.S. and abroad are members of group purchasing organizations and integrated delivery networks. Group purchasing organizations and integrated delivery networks negotiate pricing arrangements with medical device companies and distributors and offer the negotiated prices to affiliated hospitals, physicians and other members. Group purchasing organizations and integrated delivery networks typically award contracts on a category-by-category basis through a competitive bidding process. Bids are generally solicited from multiple providers with the intention of driving down pricing or reducing the number of vendors. Due to the highly competitive nature of the group purchasing organizations’ and integrated delivery networks’ contracting processes, we may be unable to obtain or maintain contract positions with major group purchasing organizations and integrated delivery networks. Furthermore, the increasing leverage of organized buying groups may reduce market prices for our products, thereby reducing our profitability.

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

The medical technology industry has experienced a significant amount of consolidation, resulting in companies with greater market presence. Health care systems and other health care companies are also consolidating, resulting in greater purchasing power for the combined companies. As a result, the disruption in the healthcare industry caused by consolidation may lead to further competition among medical device suppliers to provide goods and services, which could adversely affect our future revenues and operating income.

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

Additionally, due to the nature of our products as radiation producing medical devices, we are also subject to certain state laws and regulations related to the sale of our products. Although we have taken steps intended to fully comply with such state laws and regulations, our failure to fully comply with these requirements could result in fines or penalties and could also adversely affect our ability to sell our products.

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

Except for a required tax distribution in 2014, we currently expect to retain our funds and future earnings to support the operation, growth and development of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. As a result, a return on your investment in the near future will occur only if our share price appreciates. Our securities prices may not appreciate in value or maintain the prices at which you purchased our securities, and in either case, you may not realize a return on investment or could lose all or part of your investment in our securities.

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

We are both an “emerging growth company” and a “smaller reporting company,” and the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

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

Our executive officers and directors, together with their respective affiliates, beneficially owned approximately 30% of our outstanding common stock as of February 5, 2020. Accordingly, these stockholders, if they act together, may exercise substantial influence over matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger. This concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discourage a potential acquirer from attempting to obtain control over us, which in turn could have a material adverse effect on the market value of our common stock.

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

Our corporate headquarters and principal office is located in Boca Raton, Florida. Our corporate headquarters and principal office occupies approximately 8,926 square feet of leased space. The lease was last extended in January 2018 and will expire in September 2022. Our Israeli subsidiary entered into a two-year lease for office space in September 2018. On March 19, 2019, the Company’s Israeli subsidiary signed a 10-year lease for a manufacturing facility, effective April 1, 2019, for approximately 5,800 square feet. The landlord has provided a four-month grace period rent free from April to July 2019, after which the 10-year lease will begin. The monthly rental payment starts at approximately $5,300 and will be subject to periodic escalations at amounts specified in the lease plus the consumer price index. In addition, the Company is responsible for maintenance fees covering its portion of the expenses of common areas. After 2, 4, 6 and 8 years, and with 180 days prior notice, the Company has the right to terminate the lease at its sole discretion without penalty. Both of our leases contain escalating rent clauses. Our rental expense in 2019 was approximately $351,000. We believe that our current facilities are suitable and adequate to meet our current needs and that suitable additional space will be available as and when needed on acceptable terms. Our main manufacturing function is physically located at our third party manufacturer’s facility in Oak Ridge, Tennessee. Additional disclosures have been included within Note 6 – Commitments and Contingencies of the consolidated financial statements.

Item 3.	LEGAL PROCEEDINGS

We are party to certain legal proceedings in the ordinary course of business. We assess, in conjunction with our legal counsel, the need to record a liability for litigation and related contingencies. Additional disclosures have been included within Note 6 – Commitments and Contingencies of the consolidated financial statements.

Item 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II.

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices

Our common stock trades on the Nasdaq Capital Market under the symbol “SRTS.” We had a total of 41 stockholders of record as of March 2, 2020. The following table presents the range of high and low closing sales prices reported on the Nasdaq Capital Market.

	2019				2018
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Common stock price:
High	$5.94	$6.55	$6.94	$9.23	$8.72	$8.38	$7.71	$5.97
Low	3.38	4.90	4.79	7.02	5.31	6.70	5.75	5.22
Close	3.54	6.00	5.54	7.02	7.41	8.38	7.26	5.84

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

Unregistered Sales of Securities

There were no unregistered sales of securities during the year ended December 31, 2019.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

None.

Item 6.	SELECTED FINANCIAL DATA

Not applicable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis (“MD&A”) in conjunction with the information set forth within the financial statements and related notes included in this Annual Report on Form 10-K. The following information should provide a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during 2019 compares with the prior year. Throughout this section, Sensus Healthcare, Inc. is referred to as “Company,” “we,” “us,” or “our.”

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

Overview

As discussed elsewhere in this Report, we seek to achieve consistent profitability. However, we face a number of uncertainties in 2020 that could impact our ability to achieve this goal. These include ongoing international trade issues and the coronavirus epidemic. Either of these matters could adversely affect our ability to do business in a number of countries and geographic regions, including China.

In order to achieve profitability, we are continuing to reduce expenses, although we are maintaining and, in some cases, increasing certain expenses that we deem important to our future growth and profitability. For example, we intend to maintain an appropriate level of research and development expenses.

Components of our results of operations

We manage our business globally within one reportable segment, which is consistent with how our management reviews our business, prioritizes investment and resource allocation decisions and assesses operating performance.

Revenue

The Company’s revenue consists of sales of the Company’s devices and services related to maintaining and repairing the devices. Revenue for devices is recognized at time of shipment when the title passes to the buyer. The agreement for the sale of the devices and the service contract are usually signed at the same time and in some instances a service contract is signed on a stand-alone basis. Revenue for service contracts is recognized over the service contract period on a straight-line basis. The Company determined that in practice no significant discount is given on the service contract when it is offered with the device purchase as compared to when it is sold on a stand-alone basis, by comparing the median selling price of the service contract as stand-alone and the median selling price of the service contract when sold together with the device. The service level provided is identical when the service contract is purchased stand-alone or together with the device. There is no termination provision in the service contract nor any penalties in practice for cancellation of the service contract. The service contract is not considered a performance obligation until it is paid, and it does not provide a material right for a significant discount when purchased with the device. The service portion of a sales contract or a stand-alone service contract is accounted for over the period of time of the service contract only when the customer exercises the option by paying for the service contract.

The Company operates in a highly-regulated environment in which state regulatory approval is sometimes required prior to the customer being able to use the product, primarily in the U.S. dermatology market. In these cases, where regulatory approval is pending, revenue is deferred until such time as regulatory approval is obtained. Additional disclosures have been included within Note 1 – Organization and Summary of Significant Accounting Policies of the consolidated financial statements.

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

Results of Operations

	For the Years Ended December 31,
	2019	2018

Revenues	$27,263,248	$26,427,190
Cost of Sales	9,706,104	9,516,302
Gross Profit	17,557,144	16,910,888
Operating Expenses
Selling and marketing	9,103,136	8,531,622
General and administrative	4,004,682	4,124,214
Research and development	6,417,619	6,260,406
Total Operating Expenses	19,525,437	18,916,242
Loss From Operations	(1,968,293)	(2,005,354)
Other Income (Expense)
Interest income	268,290	139,278
Interest expense	—	(156,685)
Other Income (Expense), net	268,290	(17,407)
Net Loss	$(1,700,003)	$(2,022,761)

Year ended December 31, 2019 compared to the year ended December 31, 2018

Total revenue.  Total revenue was $27,263,248 for the year ended December 31, 2019 compared to $26,427,190 for the year ended December 31, 2018, an increase of $836,058, or 3.2%. The growth in revenue was attributable to an increase in sales of the higher-priced SRT-100 Vision and Sculptura products as well as an increase of the average selling price of these devices in 2019.

Total cost of sales. Cost of sales was $9,706,104 for the year ended December 31, 2019 compared to $9,516,302 for the year ended December 31, 2018, an increase of $189,802, or 2.0%. The increase in cost was due to mix of systems sold during the year ended December 31, 2019 compared to the corresponding period in 2018.

Gross profit.  Gross profit was $17,557,144 for the year ended December 31, 2019 compared to $16,910,888 for the year ended December 31, 2018, an increase of $646,256 or 3.8%, for the reasons discussed above. Our overall gross profit margin was 64.4% in the year ended December 31, 2019 compared to 64.0% in the corresponding period in 2018.

Selling and marketing.  Selling and marketing expense was $9,103,136 for the year ended December 31, 2019 compared to $8,531,622 for the year ended December 31, 2018, an increase of $571,514 or 6.7%. The increase was primarily attributable to increased headcount and an increase in commission expense offset by a reduction in marketing activities during 2019.

General and administrative.  General and administrative expense was $4,004,682 for the year ended December 31, 2019 compared to $4,124,214 for the year ended December 31, 2018, a decrease of $119,532 or 2.9%. The net decrease was due primarily to stock compensation expense of $444,000 from the grant of fully vested shares to directors in 2018 offset by an increase bad debt expense of approximately $350,000 in 2019.

Research and development.  Research and development expense was $6,417,619 for the year ended December 31, 2019 compared to $6,260,406 for the year ended December 31, 2018, an increase of $157,213 or 2.5%. The increase in research and development spending was primarily attributable to the FDA clearance of Sculptura as well as our ramp-up to production.

Other income (expense). We incur interest expense in connection with our secured credit facility with Silicon Valley Bank and interest income from our investment in held-to-maturity securities and cash equivalents. Other income, net increased in 2019 due to an increase in interest income from investment in debt securities.

Financial Condition

Our cash, cash equivalent and investment balance increased to $15,489,695 at December 31, 2019 from $15,376,446 at December 31, 2018, primarily as a result of net cash provided by financing activities of $2,620,484 during 2019 mostly from the exercise of 405,813 investor warrants, partially offset by the cash used in operations during 2019.

We had no borrowings under the revolving line of credit as of both December 31, 2019 and 2018. Outstanding borrowings under the line of credit were repaid from the proceeds of a public offering of common stock in 2018 for net proceeds of $15.85 million. See Note 8 – Stockholders Equity of the consolidated financial statements.

Liquidity and Capital Resources

Overview

In general terms, liquidity is a measurement of our ability to meet our cash needs. For the years ended December 31, 2019 and 2018, a significant source of funding has been from cash flows from financing activities, including the exercise of investor warrants during 2019 and our public offering in 2018. We believe that proceeds from exercises of warrants, our public offerings, our borrowing capacity and our access to capital resources are sufficient to meet our anticipated operating capital and funding requirements for the next 12 months from the issuance date of this annual report. Our liquidity position and capital requirements may be impacted by a number of factors, including the following:

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

Cash flows

The following table provides a summary of our cash flows for the periods indicated:

	For the Years Ended December 31,
	2019	2018
Net Cash Provided by (Used In):
Operating Activities	$(2,106,642)	$(8,563,731)
Investing Activities	(4,897,810)	(2,642,389)
Financing Activities	2,620,484	13,604,908
Increase (Decrease) In Cash and Cash Equivalents	$(4,383,968)	$2,398,788

Cash flows from operating activities

Net cash used in operating activities was $2,106,642 for the year ended December 31, 2019, consisting of a net loss of $1,700,003 and an increase in net operating assets of $2,212,112, partially offset by non-cash charges of $1,805,474. The increase in net operating assets was primarily due to the increase in sales and other longer payment terms on certain sales, resulting in an increase in accounts receivable, an increase in inventory and an increase in deferred revenue offset by a decrease in account payable and accrued expenses. Non-cash charges consisted primarily of stock compensation expense, bad debt and depreciation and amortization. Net cash used in operating activities was $8,563,731 for the year ended December 31, 2018, consisting of a net loss of $2,022,761 and an increase in net operating assets of $8,290,376, offset by non-cash charges of $1,749,406.

Cash flows from investing activities

Net cash used in investing activities was $4,897,810 due the purchase of debt securities held-to-maturity of $7,797,217 and $400,593 for acquisition of property and equipment offset by matured investments of $3,300,000 during the year ended December 31, 2019. Net cash provided in investing activities totaled $2,642,389 for the year ended December 31, 2018, which consisted of net investments of $1,787,555 less $854,834 for acquisition of property and equipment.

Cash flows from financing activities

Net cash provided by financing activities was $2,620,484 during the year ended December 31, 2019, mostly from the exercise of investor warrants of $2,739,238 offset by withholding tax on stock compensation of $118,754. Net cash provided by financing activities was $13,604,908 during the year ended December 31, 2018, mostly from the gross proceeds of $17,249,995 from the offering of common stock and $90,867 from exercise of warrants, partially offset by $2,214,970 repayment of our revolving credit facility, offering costs of $1,402,336 and $118,648 in withholding tax on stock compensation.

Indebtedness

Please see Note 4 to the financial statements.

Contractual Obligations and Commitments

Please see Note 6 to the financial statements.

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

FINANCIAL STATEMENTS OF SENSUS HEALTHCARE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Sensus Healthcare, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sensus Healthcare, Inc. (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed its method for accounting for leases in 2019 due to the adoption of Accounting Standard Update No. 2016-02, Leases (Topic 842), as amended, effective January 1, 2019, using the modified retrospective approach.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Fort Lauderdale, FL

March 6, 2020

Marcum LLP n 450 East Las Olas Boulevard n Ninth Floor n Fort Lauderdale, Florida 33301 n Phone 954.320.8000 n Fax 954.320.8001

marcumllp.com

SENSUS HEALTHCARE, INC.
BALANCE SHEETS

	As of December 31,
	2019	2018
Assets
Current Assets
Cash and cash equivalents	$8,100,288	$12,484,256
Investment in debt securities	7,389,407	2,892,190
Accounts receivable, net	14,011,180	13,145,934
Inventories	2,997,120	1,628,817
Prepaid and other current assets	1,505,175	1,750,994
Total Current Assets	34,003,170	31,902,191
Property and Equipment, Net	1,082,428	891,029
Patent Rights, Net	337,351	433,737
Deposits	101,561	24,272
Operating Lease Right-of-Use Assets, Net	1,400,037	-
Total Assets	$36,924,547	$33,251,229
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$4,779,435	$5,166,239
Deferred revenue, current portion	1,191,898	722,025
Operating lease liabilities, current portion	309,524	-
Product warranties	187,454	136,217
Total Current Liabilities	6,468,311	6,024,481
Operating Lease Liabilities	1,115,529	-
Deferred Revenue, Net of Current Portion	1,339,285	766,732
Total Liabilities	8,923,125	6,791,213
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, 5,000,000 shares authorized and none issued and outstanding	-	-
Common stock, $0.01 par value – 50,000,000 authorized; 16,540,478 issued and 16,485,780 outstanding at December 31, 2019; 16,145,915 issued and 16,112,461 outstanding at December 31, 2018	165,404	161,459
Additional paid-in capital	43,314,123	39,957,905
Treasury stock, 54,698 and 33,454 shares at cost, at December 31, 2019 and 2018, respectively	(252,570)	(133,816)
Accumulated deficit	(15,225,535)	(13,525,532)
Total Stockholders’ Equity	28,001,422	26,460,016
Total Liabilities and Stockholders’ Equity	$36,924,547	$33,251,229

See accompanying notes to the consolidated financial statements.

SENSUS HEALTHCARE, INC.
STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2019	2018

Revenues	$27,263,248	$26,427,190
Cost of Sales	9,706,104	9,516,302
Gross Profit	17,557,144	16,910,888
Operating Expenses
Selling and marketing	9,103,136	8,531,622
General and administrative	4,004,682	4,124,214
Research and development	6,417,619	6,260,406
Total Operating Expenses	19,525,437	18,916,242
Loss From Operations	(1,968,293)	(2,005,354)
Other Income (Expense)
Interest income	268,290	139,278
Interest expense	—	(156,685)
Other Income (Expense), net	268,290	(17,407)
Net Loss	$(1,700,003)	$(2,022,761)
Net Loss per share – basic and diluted	$(0.10)	$(0.14)
Weighted average number of shares used in computing net loss per share – basic and diluted	16,232,748	14,115,757

See accompanying notes to the consolidated financial statements.

SENSUS HEALTHCARE, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
December 31, 2017	13,522,168	$135,221	$23,181,641	(33,454)	$(133,816)	$(11,502,771)	$11,680,275
Issuance of common stock for cash, net of offering cost	2,563,764	25,638	15,822,021	—	—	—	15,847,659
Surrender of shares for tax withholding on stock compensation	(19,305)	(193)	(118,455)	—	—	—	(118,648)
Stock based compensation	50,000	500	982,124	—	—	—	982,624
Exercise of warrants	29,288	293	90,574	—	—	—	90,867
Net loss	—	—	—	—	—	(2,022,761)	(2,022,761)
December 31, 2018	16,145,915	$161,459	$39,957,905	(33,454)	$(133,816)	$(13,525,532)	$26,460,016
Surrender of shares for tax withholding on stock compensation	—	—	—	(21,244)	(118,754)	—	(118,754)
Forfeiture of common stock	(11,250)	(113)	113	—	—	—
Stock based compensation	—	—	620,925	—	—	—	620,925
Exercise of warrants	405,813	4,058	2,735,180	—	—	—	2,739,238
Net loss	—	—	—	—	—	(1,700,003)	(1,700,003)
December 31, 2019	16,540,478	$165,404	$43,314,123	(54,698)	$(252,570)	$(15,225,535)	$28,001,422

See accompanying notes to the consolidated financial statements.

SENSUS HEALTHCARE, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2019	2018
Cash Flows From Operating Activities
Net loss	$(1,700,003)	$(2,022,761)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Bad debt expense (recoveries)	350,086	(13,280)
Depreciation and amortization	545,717	658,255
Inventory write-down	90,083	—
Provision for product warranties	288,746	121,807
Stock based compensation	620,925	982,624
Decrease (increase) in:
Accounts receivable	(1,215,332)	(8,174,399)
Inventories	(1,698,523)	(661,419)
Prepaid and other current assets	483,306	(1,184,023)
Increase (decrease) in:
Accounts payable and accrued expenses	(676,564)	1,098,344
Deferred revenue	1,042,426	763,432
Product warranties	(237,509)	(132,311)
Total Adjustments	(406,639)	(6,540,970)
Net Cash Used In Operating Activities	(2,106,642)	(8,563,731)
Cash Flows from Investing Activities
Acquisition of property and equipment	$(400,593)	$(854,834)
Investment in debt securities - held to maturity	(7,797,217)	(2,892,190)
Investments matured	3,300,000	1,104,635
Net Cash Provided By (Used In) Investing Activities	(4,897,810)	(2,642,389)
Cash Flows from Financing Activities
Offering of common stock	—	17,249,995
Revolving credit facility, net	—	(2,214,970)
Offering costs	—	(1,402,336)
Withholding taxes on stock compensation	(118,754)	(118,648)
Exercise of warrants	2,739,238	90,867
Net Cash Provided By Financing Activities	2,620,484	13,604,908
Net Increase (Decrease) in Cash and Cash Equivalents	(4,383,968)	2,398,788
Cash and Cash Equivalents – Beginning	12,484,256	10,085,468
Cash and Cash Equivalents – Ending	$8,100,288	$12,484,256
Supplemental Disclosure of Cash Flow Information
Interest Paid	$—	$156,685
Non Cash Investing and Financing Activities
Transfer of inventory to property and equipment	$240,137	$203,987
Lease liabilities arising from obtaining right-of-use-assets	$1,714,814	$—

See accompanying notes to the consolidated financial statements.

SENSUS HEALTHCARE, INC.
NOTES TO THE FINANCIAL STATEMENTS

Note 1 — Organization and Summary of Significant Accounting Policies

Description of the Business

Sensus Healthcare, Inc. (the “Company”) is a manufacturer of superficial radiation therapy devices and has established a distribution and marketing network to sell the devices to healthcare providers globally. The Company was organized on May 7, 2010 as Sensus Healthcare, LLC, a limited liability company. On January 1, 2016, the Company completed a corporate conversion pursuant to which Sensus Healthcare, Inc. succeeded to the business of Sensus Healthcare, LLC. In February 2018, the Company opened a subsidiary in Israel. The Company operates as one segment from its corporate headquarters located in Boca Raton, Florida.

Principles of consolidation

The accompanying consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiary in Israel. All inter-company balances and transactions have been eliminated.

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

Disaggregated revenue for the year ended December 31, 2019 and 2018 was as follows:

	For the Years Ended December 31,
	2019	2018
Product Revenue	$25,109,303	$24,651,212
Service Revenue	2,153,945	1,775,978
Total Revenue	$27,263,248	$26,427,190

The Company operates in a highly-regulated environment in which state regulatory approval is sometimes required prior to the customer being able to use the product, primarily in the U.S. dermatology market. In these cases, where regulatory approval is pending, revenue is deferred until such time as regulatory approval is obtained.

Deferred revenue as of December 31, 2019 was as follows:

	Service	Product	Total Deferred Revenue
Balance, beginning of period	$1,455,757	$33,000	$1,488,757
Revenue recognized	(1,743,817)	(33,000)	(1,598,159)
Amounts invoiced	2,819,243	—	2,640,585
Balance, end of period	$2,531,183	$—	$2,531,183

Deferred revenue increased due to new service contracts during the year ended December 31, 2019.

The Company does not disclose information about remaining performance obligations of deposits for products that have original expected durations of one year or less. Estimated service revenue to be recognized in the future related to the performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2019 is as follows:

Year	Service Revenue
2020	$1,191,898
2021	895,548
2022	384,236
2023	39,667
2024	19,834
Total	$2,531,183

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

Segment and Geographical Information

The Company’s revenue is generated primarily from customers in the United States, which represented approximately 92% and 96% of revenue for the years ended December 31, 2019 and 2018, respectively. A single customer in the U.S. accounted for approximately 68% and 71% of revenue for the years ended December 31, 2019 and 2018, respectively, and 79% and 87% of the accounts receivable as of December 31, 2019 and 2018, respectively.

Fair Value of Financial Instruments

Carrying amounts of cash equivalents, accounts receivable, accounts payable and revolving credit facility approximate fair value due to their relative short maturities.

Foreign Currency

The Company’s foreign operation functional currency is the U.S. dollar. The Company considers the Israel subsidiary an extension of the parent company operations in the United States. The cash flow in the foreign operation depends primarily on the funding of the parent company.

Cash and Cash Equivalents

The Company maintains its cash and cash equivalents with financial institutions which balances exceed the federally insured limits. Federally insured limits are $250,000 for deposits. As of December 31, 2019 and 2018, the Company had approximately $7,740,000 and $11,726,000, respectively in excess of federally insured limits.

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

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Short Term:
Corporate bonds	$2,892,190	$—	$623	$2,891,567
Total Short Term:	2,892,190	—	623	2,891,567

Total Investments December 31, 2018	$2,892,190	$—	$623	$2,891,567
Short Term:
Corporate bonds	$6,690,678	$4,251	$—	$6,694,929
United States Treasury bonds	698,729	1,302	—	700,031
Total Short Term:	7,389,407	5,553	—	7,394,960

Total Investments December 31, 2019	$7,389,407	$5,553	$—	$7,394,960

Accounts Receivable

The Company does business and extends credit based on an evaluation of each customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The allowance for doubtful accounts was approximately $80,000 and $0 as of December 31, 2019 and 2018, respectively. Bad debt expense for the year ended December 31, 2019 was approximately $350,000 and recoveries for the year ended December 31, 2018 were approximately $13,000.

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

Inventory units designated for customer demonstrations, as part of the sales process, are reclassified to property and equipment and the depreciation is recorded to selling and marketing expense. The inventory for demonstrations and other programs that was reclassified to property and equipment for the years ended December 31, 2019 and 2018 was approximately $240,000 and $204,000, respectively.

Intangible Assets

Intangible assets are comprised of the Company’s patent rights and are amortized over the patents’ estimated useful life of approximately 13 years. As of December 31, 2019, the remaining useful life was 42 months.

Long-Lived Assets

The Company evaluates its long-lived assets, including intangible assets, for possible impairment whenever circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future cash flows in accordance with accounting guidance. If circumstances suggest the recorded amounts cannot be recovered, based upon estimated future undiscounted cash flows, the carrying values of such assets are reduced to fair value. No impairment charges were recorded for long-lived assets for the years ended December 31, 2019 and 2018.

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

	For the Years Ended December 31,
	2019	2018
Stock options	15,776	31,694
Restricted shares	11,186	17,365

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

Advertising Costs

Advertising and promotion expenses are charged to expense as incurred. Advertising and promotion expense included in selling and marketing expense in the accompanying statements of operations amounted to approximately $1,321,000 and $1,462,000 for the years ended December 31, 2019 and 2018, respectively.

Leases

The Company evaluates arrangements at inception to determine if an arrangement is or contains a lease. Operating lease assets represent the Company’s right to control an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Control of an underlying asset is conveyed to the Company if the Company obtains the rights to direct the use of and to obtain substantially all of the economic benefits from using the underlying asset. Operating lease assets and liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company uses an incremental borrowing rate that the Company would expect to incur for a fully collateralized loan over a similar term under similar economic conditions to determine the present value of the lease payments. The Company has lease agreements which include lease and non-lease components, which the Company has elected to account for as a single lease component for all classes of underlying assets.

The lease payments used to determine the Company’s operating lease assets may include lease incentives and stated rent increases and are recognized in the Company’s operating lease assets in the Company’s consolidated balance sheets. Operating lease assets are amortized to rent expense over the lease term and included in operating expenses in the consolidated statements of operations.

Recently issued and adopted accounting standards

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 1, 2018, including interim periods within those fiscal years, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption of the amendments in the update is permitted. The Company adopted this standard in the first quarter of 2019 using the modified retrospective approach. The adoption of this standard resulted in the recognition of operating lease right-of-use assets and associated lease liabilities on our balance sheet of approximately $805,000 and $805,000, respectively, as of January 1, 2019. Additional required disclosures have been included within Note 6 – Commitments and Contingencies. Such adoption did not have a material impact on our liquidity, results of operations or our compliance with the revolving credit facility covenants.

Note 2 — Property and Equipment

	As of December 31,		Estimated Useful
	2019	2018	Lives

Operations and rental equipment	$1,280,209	$852,273	3 years
Tradeshow and demo equipment	914,891	784,244	3 years
Computer equipment	117,596	112,521	3 years
	2,312,696	1,749,038
Less accumulated depreciation	(1,230,268)	(858,009)
Property and Equipment, Net	$1,082,428	$891,029

Depreciation expense was approximately $449,000 and $562,000 for the years ended December 31, 2019 and 2018, respectively. Accumulated depreciation on asset disposals and assets moved to inventory were approximately $49,000 and $28,000, respectively, for the year ended December 31, 2019.

Note 3 — Patent Rights

	As of December 31,
	2019	2018

Gross carrying amount	$1,253,018	$1,253,018
Less accumulated amortization	(915,667)	(819,281)
Patent Rights, Net	$337,351	$433,737

Amortization expense was approximately $96,000 for the years ended December 31, 2019 and 2018. As of December 31, 2019, future remaining amortization expense is as follows:

For the Year Ending December 31,
2020	$96,386
2021	96,386
2022	96,386
2023	48,193
Total	$337,351

Note 4 — Revolving Credit Facility

On October 31, 2017, the Company amended its revolving credit facility to extend the maturity to October 31, 2019 and to amend the financial covenants. The availability under the amended facility equals the lesser of the $5 million commitment amount or the borrowing base plus the $2.5 million non-formula sublimit. The borrowing base consists of 80% of eligible accounts receivable, as defined in the agreement. On October 28, 2019, the Company signed an amendment to extend the maturity date of the credit facility term through January 29, 2020. On January 31, 2020, the Company signed an amendment to further extend the maturity date of the credit facility term through April 28, 2020.

Interest, at Prime plus 0.75% (5.50% at December 31, 2019) and Prime plus 1.50% on non-formula borrowings (6.25% at December 31, 2019), is payable monthly, and the outstanding principal and interest are due on the maturity date. The facility is secured by all of the Company’s assets and limits the amount of additional indebtedness, restricts the sale, disposition or transfer of assets of the Company and requires the maintenance of a certain monthly adjusted quick ratio restrictive covenant, as defined in the agreement. The Company was in compliance with its financial covenants as of December 31, 2019 and December 31, 2018. There were no borrowings outstanding under the revolving credit facility at December 31, 2019 and December 31, 2018. The Company pays commitment fees of 0.25% per annum on the average unused portion of the line of credit.

Note 5 — Product Warranties

Changes in product warranty liability were as follows for the year ended December 31, 2019:

Balance, beginning of period	$136,217
Warranties accrued during the period	288,746
Payments on warranty claims	(237,509)
Balance, end of period	$187,454

Note 6 — Commitment and Contingencies

Operating Lease Agreements

In July 2016, the Company renewed its lease with an unrelated third party for its headquarters office. The renewal was effective September 1, 2016 and expanded the office space being occupied. The lease expires in September 2022 and lease payments increase by 3% annually. In February 2017 and January 2018, the Company signed amendments to expand further the leased office space. The Company’s Israeli subsidiary entered into a two-year lease for office space starting in September 2018. The lease includes an option to extend with prior notice and with terms to be negotiated.

On March 19, 2019, the Company’s Israeli subsidiary signed a 10-year lease for a manufacturing facility, effective April 1, 2019, for approximately 5,800 square feet. The landlord has provided a four-month grace period rent free from April to July 2019, after which the 10-year lease will begin. The monthly rental payment starts at approximately $5,300 and will be subject to periodic escalations at amounts specified in the lease plus the consumer price index. In addition, the Company is responsible for maintenance fees covering its portion of the expenses of common areas. After 2, 4, 6 and 8 years, and with 180 days prior notice, the Company has the right to terminate the lease at its sole discretion without penalty.

The Company currently does not have any lease with a term under 12 months.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of December 31, 2019.

Maturity of Operating Lease Liabilities	Amount
2020	$358,787
2021	348,122
2022	284,578
2023	104,343
2024	105,843
Thereafter	494,731
Total undiscounted operating leases payments	$1,696,404
Less: Imputed interest	(271,351)
Present Value of Operating Lease Liabilities	$1,425,053

Other Information
Weighted-average remaining lease term	6.4 years
Weighted-average discount rate	5.0%

An initial ROU asset of approximately $805,000 was recognized as a non-cash assets addition with the adoption of the new lease accounting standard. The ROU assets were reduced by approximately $330,000 during the year ended December 31, 2019. Cash paid for amounts included in the present value of operating lease liabilities was approximately $310,000 for the year ended December 31, 2019 and is included in cash flows from operating activities in the accompanying consolidated statement of cash flows. Operating lease cost was approximately $351,000 for the year ended December 31, 2019.

Manufacturing Agreement

In 2010, the Company entered into a three-year contract manufacturing agreement with an unrelated third party for the production and manufacture of the Company’s main product in accordance with the Company’s product specifications. The agreement renews for successive years unless either party notifies the other party in writing, at least 60 days prior to the anniversary date of this agreement that it will not renew the agreement. The Company or the manufacturer has the option to terminate the agreement with 90 days written notice.

Purchases from this manufacturer totaled approximately $5,786,000 and $4,185,000 for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, approximately $1,104,000 and $1,041,000, respectively, was due to this manufacturer, which is presented in accounts payable and accrued expenses in the accompanying balance sheets.

Legal contingencies

The Company is party to certain legal proceedings in the ordinary course of business. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and related contingencies.

In November 2015, the Company learned that the Department of Justice (the “Department”) had commenced an investigation of the billing to Medicare by a physician who had treated patients with the Company’s SRT-100. The Company has received two Civil Investigative Demands from the Department seeking documents and written responses in connection with that investigation. The Company has fully cooperated with the investigation. The Department has advised the Company that it was considering expanding the investigation to determine whether the Company had any involvement in the physician’s use of certain reimbursement codes. The Company disputes that it has engaged in any wrongdoing with respect to such reimbursement claims; among other things, the Company does not submit claims for reimbursement or provide coding or billing advice to physicians. To the Company’s knowledge, the Department has made no determination as to whether the Company engaged in any wrongdoing, or whether to pursue any legal action against the Company. Should the Department decide to pursue legal action, the Company believes it has strong and meritorious defenses and will vigorously defend itself. At this time, the Company is unable to estimate the cost associated with this matter.

Note 7 — Employee Benefit Plans

We sponsor a 401(k) defined contribution retirement plan that allows eligible employees to contribute a portion of their compensation through payroll deductions in accordance with specified plan guidelines. We make contributions to the plans that include matching a percentage of the employees’ contributions up to certain limits. Expenses related to this plan totaled approximately $123,000 and $107,000 for the years ended December 31, 2019 and 2018, respectively.

Note 8 — Stockholders’ Equity

The Company has authorized 50,000,000 shares of common stock, of which 16,540,478 were issued and 16,485,780 outstanding at December 31, 2019; 16,145,915 shares were issued and 16,112,461 outstanding as of December 31, 2018, respectively.

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

In June 2016, from the Company’s IPO, the investors received three-year warrants to purchase 2,300,000 shares of common stock at an exercise price of $6.75 per share; the warrants were exercisable through June 8, 2019. Following the first anniversary of the date of issuance, if certain conditions are met, the Company may redeem any and all of the outstanding warrants at a price equal to $0.01 per warrant. On June 4, 2019, the Company entered into an amendment to the Warrant Agreement to extend the expiration date of the investor warrants from June 8, 2019 until June 8, 2020. During the year ended December 31, 2019, warrants for 405,813 shares were exercised.

In addition, the underwriters’ representatives for the IPO received four-year warrants to purchase up to 138,000 units, consisting of one share of common stock and one warrant to purchase one share of common stock. The warrants for the units are exercisable between June 2, 2017 and June 2, 2021 at an exercise price of $6.75 per unit. As of December 31, 2019, none of the unit warrants have been exercised.

The following table summarizes the Company’s warrant activity:

	Warrants
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding – December 31, 2018	2,438,000	$6.75	0.55
Granted	—	—	—
Exercised	(405,813)	6.75	—
Expired	—	—	—
Outstanding – December 31, 2019	2,032,187	$6.75	0.51
Exercisable – December 31, 2019	2,032,187	$6.75	0.51

The intrinsic value of the common stock warrants was approximately $0 as of December 31, 2019, and $1,609,000 as of December 31, 2018.

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

The stock options had an intrinsic value of approximately $0 and $427,000 as of December 31, 2019 and December 31, 2018, respectively.

The Company recognizes forfeitures as they occur rather than estimating a forfeiture rate. The reduction of stock compensation expense related to the forfeitures was approximately $8,000 and $39,000 for the years ended December 31, 2019 and 2018, respectively.

Unrecognized stock compensation expense was approximately $670,000 as of December 31, 2019, which will be recognized over a weighted average period of 1.79 years.

A summary of the restricted stock activity is presented as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2018	165,834	$5.84
Granted	—	—
Vested	(74,167)	5.58
Forfeited	(11,250)	8.58
Unvested balance at September 30, 2019	80,417	$5.70

The following table summarizes the Company’s stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding – December 31, 2018	229,334	$5.55	9.08
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Outstanding – December 31, 2019	229,334	$5.55	8.07
Exercisable – December 31, 2019	229,334	5.55	8.07

Treasury Stock

The Company accounts for purchases of treasury stock under the cost method with the cost of such share purchases reflected in treasury stock in the accompanying consolidated balance sheet. As of December 31, 2019 and 2018, the Company had 54,698 and 33,454 treasury shares, respectively.

Note 9 — Income Taxes

The income tax provision (benefit) consisted of the following:

	For The Years Ended
	December 31,
	2019	2018
Current – federal	—	—
Current – state	—	—
Deferred – federal	(601,575)	(707,725)
Deferred – international	(494,982)	(40,038)
Deferred – state	(43,303)	(246,766)
	(1,139,860)	(994,529)
Change in valuation allowance	1,139,860	994,529
Income tax provision (benefit)	$—	$—

For the years ended December 31, 2019 and December 31, 2018, the expected tax expense (benefit) based on the statutory rate is reconciled with the actual tax expense (benefit) as follows:

	For The Years Ended
	December 31,
	2019	2018
U.S. federal statutory rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(6.1)%	(4.8)%
Foreign rate differential	(0.2)%	(0.2)
Permanent differences	3.2%	2.4%
Change in tax rates	(1.9)%	(4.0)%
Return-to-provision adjustments	(4.0)%	(2.2)
Tax credits	(37.1)%	(19.3)%
Other	—%	—%
Change in valuation allowance	67.1%	49.2%

Income tax provision (benefit)	0.0%	0.0%

As of December 31, 2019 and December 31, 2018, the Company’s net deferred tax asset consisted of the effects of temporary differences attributable to the following:

	December 31,
	2019	2018
Net operating losses	$1,701,503	$1,458,744
Stock-based compensation	183,911	122,239
Depreciation and amortization	(94,400)	(97,700
Accrued expenses and reserves	195,321	45,106
Prepaid expenses	(3,893)	(1,256)
Customer deposits	60,759	16,401
Tax credit	1,176,852	546,592
Charitable contributions	37,468	23,945
Other, net	204	3,795
Deferred tax asset, net	3,257,725	2,117,866
Valuation allowance	(3,257,725)	(2,117,866)
Deferred tax asset, net of valuation allowance	—	—

The Company has federal tax net operating loss carryforwards of approximately $5,587,000 as of December 31, 2019 and state net operating loss carryforwards spread across various jurisdictions with a combined total of approximately $7,057,000 as of December 31, 2019. The net operating loss carryforwards generated prior to January 1, 2018, if not used to reduce taxable income in future periods, will begin to expire in 2029, for both federal and state tax purposes. The net operating loss carryforward generated after December 31, 2018 will never expire for federal purposes but can only reduce 80% of taxable income in future years. Additionally, the Company also has tax credit carryforwards of approximately $1,177,000 as of December 31, 2019. These credit carryforwards, if not used in future periods, will begin to expire in 2029.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the future generation of taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and taxing strategies in making this assessment. Based on this assessment, management has established a full valuation allowance against all of the net deferred tax assets for each period, since it is more likely than not that all of the deferred tax assets will not be realized. The valuation allowance for the years ended December 31, 2019 and 2018 increased by approximately $1,140,000 and $995,000, respectively.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2019 and 2018. The Company does not expect any significant changes in its unrecognized tax benefits within 12 months of the reporting date. The Company has U.S. federal and certain state tax returns subject to examination by tax authorities beginning with those filed for the year ended December 31, 2015. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of operations.

Note 10 — Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued for potential recognition or disclosure. On January 31, 2020, the Company signed an amendment to further extend the maturity date of the credit facility term through April 28, 2020.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

As of December 31, 2019, the end of the period covered by this Annual Report on Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2019, the end of the period covered by this Annual Report on Form 10-K, we maintained effective disclosure controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our internal control over financial reporting. Our management used the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to perform this evaluation. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

The information required by this item will be set forth in the Proxy Statement for our 2020 Annual Meeting and is incorporated into this report by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item will be set forth in the Proxy Statement for our 2020 Annual Meeting and is incorporated into this report by reference.

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

The other information required by this item will be set forth in the Proxy Statement for our 2020 Annual Meeting and is incorporated into this report by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the Proxy Statement for our 2020 Annual Meeting and is incorporated into this report by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in the Proxy Statement for our 2020 Annual Meeting and is incorporated into this report by reference.

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

3.	Exhibits Required to be Filed by Item 601 of Regulation S-K

The Exhibit Index beginning on page 64 of this Annual Report on Form 10-K is incorporated by reference to this Item 15.

Item 16.	FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of December 12, 2011, by and between Sensus Healthcare, LLC and Sensus Healthcare, LLC – incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

2.2	Plan of Conversion of Sensus Healthcare, LLC – incorporated by reference to Exhibit 2.2 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

3.1	Amended and Restated Certificate of Incorporation of Sensus Healthcare, Inc. – incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (filed 3/25/16)(No. 333-209451).

3.2	Bylaws of Sensus Healthcare, Inc. – incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

4.1	Form of Representatives’ Warrant to Purchase Units– incorporated by reference to Exhibit 4.7 of the Company’s Amendment No. 4 to Registration Statement on Form S-1 (filed 5/19/16) (No. 333-209451).

4.2	Form of Indenture – incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3 (filed 11/6/17)(No. 333-221371).

4.3	Form of Warrant Agreement, by and between Sensus Healthcare, Inc. and American Stock Transfer & Trust Company, LLC, as warrant agent, including warrant certificate – incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1/A (filed 5/13/16)(No. 333-209451).

4.4*	Description of Company’s Common Stock

10.1	Amended and Restated Loan and Security Agreement by and between Sensus Healthcare, LLC and Silicon Valley Bank, dated as of March 12, 2013 – incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

10.2	Default Waiver and First Amendment to Amended and Restated Loan and Security Agreement by and between Sensus Healthcare, LLC and Silicon Valley Bank, dated May 12, 2015 – incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

10.3	Second Amendment and Restated Loan and Security Agreement by and between Sensus Healthcare, Inc. and Silicon Valley Bank, dated September 21, 2016 – incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (filed 11/7/16)(No. 001-37714).

10.4	Office Lease Agreement, dated as of July 26, 2010, by and between Rexall Sundown, Inc. and Sensus Healthcare, LLC – incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

10.5	Amendment to Lease, dated as of January 27, 2014, by and between Rexall Sundown, Inc. and Sensus Healthcare, LLC– incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

10.6	Commercial Lease, dated as of July 7, 2016, by and between BREF 851, LLC and Sensus Healthcare, Inc. – incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (filed 11/7/16)(No. 001-37714).

10.7+	Sensus Healthcare, Inc. 2016 Equity Incentive Plan – incorporated by reference to Exhibit 10.14 of the Company’s Amendment No. 1 to Registration Statement on Form S-1 (filed 3/10/16)(No. 333-209451).

10.8+	Form of Non-Qualified Option Grant Agreement – incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

10.9+	Equity Grant Agreement, dated as of July 30, 2015, by and among Arthur Levine, Sensus Healthcare, LLC and certain contributing members named therein – incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

10.10+	Employment Agreement between Sensus Healthcare, Inc. and Joseph C. Sardano – incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

10.11+	Employment Agreement between Sensus Healthcare, Inc. and Kalman Fishman – incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

10.12+	Employment Agreement between Sensus Healthcare, Inc. and Arthur Levine – incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

10.13#	Manufacturing Agreement, dated as of July 20, 2010, by and between RbM Services, LLC and Sensus Healthcare, LLC – incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

10.14+	Amendment to Equity Grant Agreement, dated as of November 16, 2016, by and among Arthur Levine, Sensus Healthcare, LLC and certain contributing members named therein – incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K (filed 3/10/17) (No. 001-37714).

10.15	Sensus Healthcare, Inc. 2017 Equity Incentive Plan – incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (filed 6/9/17)(No. 001-37714).

10.16	Second Amended and Restated Loan and Security Agreement – incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (filed 8/4/17)(No. 001-37714).

10.17	Second Amendment to Second Amended and Restated Loan and Security Agreement – incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (filed 11/6/17)(No. 001-37714).

10.18	Third Amendment to Second Amended and Restated Loan and Security Agreement – incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Fotm 10-Q (filed 11/6/17)(No. 001-37714).

10.19+	Form of Restricted Stock Award Agreement incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-8 (filed 11/6/17)(No. 333-221372).

10.20+	Employment Agreement between Sensus Healthcare, Inc. and Michael Sardano – incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (filed 5/8/18) (No. 333-209451).

10.21	Fourth Amendment to Second Amended and Restated Loan and Security Agreement – incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (filed 11/8/19)(No. 001-37714).

14.1	Sensus Healthcare, Inc. Code of Ethics – incorporated by reference to Exhibit 14.1 of the of the Company’s Amendment No. 1 to Registration Statement on Form S-1 (filed 3/10/16)(No. 333-209451).

21.1	Subsidiaries – Incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K (filed 3/10/17)(No. 001-37714).

31.1*	Certification of Joseph C. Sardano, Chairman and Chief Executive Officer of Sensus Healthcare, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Javier Rampolla, Chief Financial Officer of Sensus Healthcare, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Joseph C. Sardano, Chairman and Chief Executive Officer of Sensus Healthcare, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Javier Rampolla, Chief Financial Officer of Sensus Healthcare, Inc., Pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

+	Indicates a management contract or compensatory plan.

#	Portions of exhibit have been granted confidential treatment by the SEC.

*	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSUS HEALTHCARE, INC.

Date: March 6, 2020	/s/ Joseph C. Sardano
Joseph C. Sardano
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Joseph Sardano	Chief Executive Officer and Chairman	March 6, 2020
Joseph Sardano	(Principal Executive Officer)

/s/ Javier Rampolla	Chief Financial Officer	March 6, 2020
Javier Rampolla	(Principal Financial and Accounting Officer)

/s/ John Heinrich	Director	March 6, 2020
John Heinrich

/s/ William H. McCall	Director	March 6, 2020
William H. McCall

/s/ Samuel O’Rear	Director	March 6, 2020
Samuel O’Rear

/s/ Anthony B. Petrelli	Director	March 6, 2020
Anthony B. Petrelli