Form 10-Q
period 2020-03-31
Sensus Healthcare, Inc.
filed 2020-05-11
CIK 1494891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an “emerging growth company”. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” and an “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 30, 2020, 16,515,038 shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

SENSUS HEALTHCARE, INC.

QUARTERLY REPORT ON FORM 10-Q

i

INTRODUCTORY NOTE

Caution Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions, among other things. The words “may,” “could,” “should,” “would,” “will,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal, and similar expressions are intended to identify forward-looking statements. All forward-looking statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. Accordingly, our actual future results may differ materially from those set forth in our forward-looking statements.

Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K, as well as:

●	the effects of widespread public health epidemics, including the novel coronavirus (“COVID-19”), that are beyond our control and any adverse impact in our business, results of operations and financial condition;
●	our ability to achieve and sustain profitability;

●	market acceptance of our products;

●	our ability to successfully commercialize our products;

●	our ability to compete effectively in selling our products and services, including responding to technological change and cost containment efforts of our customers;

●	the regulatory requirements applicable to us and our competitors, including any adverse regulatory action taken against us;

●	our need and ability to obtain additional financing in the future, as well as complying with the restrictions our existing revolving credit facility imposes;

●	our ability to expand, manage and maintain our direct sales and marketing organizations;

●	our actual financial results may vary significantly from forecasts and from period to period;

●	our ability to successfully develop new products, improve or enhance existing products or acquire complementary products, technologies, services or businesses;

●	our ability to obtain and maintain intellectual property of sufficient scope to adequately protect our products, including the SRT-100, and our ability to avoid infringing or otherwise violating the intellectual property rights of third parties;

●	market risks regarding consolidation in the healthcare industry;

●	the willingness of healthcare providers to purchase our products if coverage, reimbursement and pricing from third party payors for procedures using our products declines;

●	the level of availability of government and third-party pay or reimbursement for clinical procedures using our products;
●	our ability to effectively manage our anticipated growth, including hiring and retaining qualified personnel;

●	our ability to manufacture our products to meet demand;

●	our reliance on third party manufacturers and sole- or single-source suppliers;

●	our ability to reduce the per unit manufacturing cost of our products;

●	our ability to efficiently manage our manufacturing processes;

●	regulatory, legal risks, and operating risks, that our international operations subject us to;

●	off-label use of our products;

●	information technology risks including risks from cyberattacks and other data breaches, and their adverse effect on our reputation;

●	the fact that product quality issues or product defects may harm our business;

●	the accuracy of our financial statements and accounting estimates, including allowances for accounts receivable and inventory obsolescence;

●	any product liability claims;

●	limited trading in our shares and the concentration of ownership of our shares;

●	new legislation, administrative rules, or executive orders, including those that impact taxes and international trade regulation;

●	the provisions in our certificate of incorporation, bylaws, or Delaware law that discourage takeovers or that limit certain disputes to be brought exclusively in the Delaware Court of Chancery;

●	the concentration of sales to customers in the U.S. and China, including any adverse impact of political developments in China and the coronavirus epidemic; and

●	our ability to manage the risk of the foregoing.

Factors in addition to those listed above or in Item 1A Risk Factors in our Annual Report on Form 10-K or discussed in this Form 10-Q also could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us or on our behalf speak only as of the date they are made. We do not undertake to update any forward-looking statement, except as required by applicable law.

ii

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SENSUS HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31,	As of December 31,
	2020	2019
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$12,097,617	$8,100,288
Investment in debt securities	3,688,015	7,389,407
Accounts receivable, net	7,838,638	14,011,180
Inventories	3,959,670	2,997,120
Prepaid and other current assets	1,952,406	1,505,175
Total Current Assets	29,536,346	34,003,170
Property and Equipment, Net	1,088,470	1,082,428
Patent Rights, Net	313,254	337,351
Deposits	99,198	101,561
Operating Lease Right-of-Use Assets, Net	1,316,796	1,400,037
Total Assets	$32,354,064	$36,924,547
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$3,919,742	$4,779,435
Deferred revenue, current portion	1,270,247	1,191,898
Operating lease liabilities, current portion	305,396	309,524
Product warranties	137,736	187,454
Total Current Liabilities	5,633,121	6,468,311
Operating Lease Liabilities	1,041,091	1,115,529
Deferred Revenue, Net of Current Portion	1,112,896	1,339,285
Total Liabilities	7,787,108	8,923,125
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, 5,000,000 shares authorized and none issued and outstanding	—	—
Common stock, $0.01 par value – 50,000,000 authorized; 16,570,478 issued and 16,515,038 outstanding at March 31, 2020; 16,540,478 issued and 16,485,780 outstanding at December 31, 2019	165,704	165,404
Additional paid-in capital	43,469,602	43,314,123
Treasury stock, 55,440 and 54,698 shares at cost, at March 31, 2020 and December 31, 2019, respectively	(255,709)	(252,570)
Accumulated deficit	(18,812,641)	(15,225,535)
Total Stockholders’ Equity	24,566,956	28,001,422
Total Liabilities and Stockholders’ Equity	$32,354,064	$36,924,547

See accompanying notes to the unaudited condensed consolidated financial statements.

SENSUS HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
	2020	2019

Revenues	$1,679,445	$5,436,599
Cost of Sales	970,944	2,120,621
Gross Profit	708,501	3,315,978
Operating Expenses
Selling and marketing	1,790,970	2,530,346
General and administrative	1,329,557	1,013,162
Research and development	1,225,182	1,965,507
Total Operating Expenses	4,345,709	5,509,015
Loss From Operations	(3,637,208)	(2,193,037)
Other Income (Expense)
Interest income	50,102	72,019
Other Income (Expense), net	50,102	72,019
Net Loss	$(3,587,106)	$(2,121,018)
Net Loss per share – basic and diluted	$(0.22)	$(0.13)
Weighted average number of shares used in computing net loss per share – basic and diluted	16,407,102	16,119,726

See accompanying notes to the unaudited condensed consolidated financial statements.

SENSUS HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
December 31, 2018	16,145,915	$161,459	$39,957,905	(33,454)	$(133,816)	$(13,525,532)	$26,460,016
Stock based compensation	—	—	154,535	—	—	—	154,535
Exercise of warrants	400,281	4,002	2,697,895	—	—	—	2,701,897
Net loss	—	—	—	—	—	(2,121,018)	(2,121,018)
March 31, 2019 (unaudited)	16,546,196	165,461	$42,810,335	(33,454)	$(133,816)	$(15,646,550)	$27,195,430

December 31, 2019	16,540,478	$165,404	$43,314,123	(54,698)	$(252,570)	$(15,225,535)	$28,001,422
Stock based compensation	30,000	300	155,479	—	—	—	155,779
Surrender of Shares for tax withholding on stock compensation	—	—	—	(742)	(3,139)	—	(3,139)
Net loss	—	—	—	—	—	(3,587,106)	(3,587,106)
March 31, 2020 (unaudited)	16,570,478	$165,704	$43,469,602	(55,440)	$(255,709)	$(18,812,641)	$24,566,956

See accompanying notes to the unaudited condensed consolidated financial statements.

SENSUS HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2020	2019
Cash Flows From Operating Activities
Net loss	$(3,587,106)	$(2,121,018)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	152,742	128,435
Provision for product warranties	23,373	59,638
Stock based compensation	155,779	154,535
Decrease (increase) in:
Accounts receivable	6,172,542	(3,735,738)
Inventories	(962,550)	(26,299)
Prepaid and other current assets	(361,626)	(445,874)
Increase (decrease) in:
Accounts payable and accrued expenses	(938,260)	(1,144,269)
Deferred revenue	(148,040)	71,402
Product warranties	(73,091)	(57,913)
Total Adjustments	4,020,869	(4,996,083)
Net Cash Provided By (Used In) Operating Activities	433,763	(7,117,101)
Cash Flows from Investing Activities
Acquisition of property and equipment	(134,687)	(9,404)
Investment in debt securities - held to maturity	—	(3,007,764)
Investments matured	3,701,392	1,200,000
Net Cash Provided By (Used In) Investing Activities	3,566,705	(1,817,168)
Cash Flows from Financing Activities
Withholding taxes on stock compensation	(3,139)	—
Exercise of warrants	—	2,701,897
Net Cash Provided By (Used In) Financing Activities	(3,139)	2,701,897
Net Increase (Decrease) in Cash and Cash Equivalents	3,997,329	(6,232,372)
Cash and Cash Equivalents – Beginning	8,100,288	12,484,256
Cash and Cash Equivalents – Ending	$12,097,617	$6,251,884
Supplemental Disclosure of Cash Flow Information
Non-Cash Investing and Financing Activities
Transfer of inventory to property and equipment	$—	$103,697
Lease liabilities arising from obtaining right-of-use-assets	$—	$805,000

See accompanying notes to the unaudited condensed consolidated financial statements.

SENSUS HEALTHCARE, INC.
NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

Note 1 — Organization and Summary of Significant Accounting Policies

Description of the Business

Sensus Healthcare, Inc. (the “Company”) is a manufacturer of radiation therapy devices and has established a distribution and marketing network to sell the devices to healthcare providers globally. The Company was organized on May 7, 2010 as a limited liability corporation. On January 1, 2016, the Company completed a corporate conversion pursuant to which Sensus Healthcare, Inc. succeeded to the business of Sensus Healthcare, LLC. In February 2018, the Company formed a subsidiary in Israel. The Company operates as one segment from its corporate headquarters located in Boca Raton, Florida.

Basis of Presentation

The accompanying unaudited condensed financial statements in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and the rules and regulations of the U.S. Securities and Exchange Commission, or SEC. Accordingly, they do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America for complete financial statements. The interim financial information is unaudited, but reflects all normal adjustments and accruals which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s Form 10-K, filed with the SEC. The results for the three months ended March 31, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period.

Principles of consolidation

The accompanying condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary in Israel. All inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities including disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates to which it is reasonably possible that a change could occur in the near term include, inventory reserves, receivable allowances, recoverability of long-lived assets and the Company’s product warranties. Actual results could differ from those estimates.

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

The Company’s revenue consists of sales of the Company’s devices and services related to maintaining and repairing the devices. The agreement for the sale of the devices and the service contract are usually signed at the same time and in some instances a service contract is signed on a stand-alone basis. Revenue for service contracts is recognized over the service contract period on a straight-line basis. The Company determined that in practice no significant discount is given on the service contract when it is offered with the device purchase as compared to when it is sold on a stand-alone basis. The service level provided is identical when the service contract is purchased stand-alone or together with the device. There is no termination provision in the service contract nor any penalties in practice for cancellation of the service contract. The service contract is not considered a performance obligation until it is paid, and it does not provide a material right for a significant discount when purchased with the device. The service portion of a sales contract or a stand-alone service contract is accounted for over the period of time of the service contract only when the customer exercises the option by paying for the service contract.

Disaggregated revenue for the three months ended March 31, 2020 and 2019 was as follows:

	For the Three Months Ended March 31,
	2020	2019
Product Revenue	$1,076,002	$4,930,924
Service Revenue	603,443	505,675
Total Revenue	$1,679,445	$5,436,599

The Company operates in a highly regulated environment in which state regulatory approval is sometimes required prior to the customer being able to use the product, primarily in the U.S. dermatology market. In these cases, where regulatory approval is pending, revenue is deferred until such time as regulatory approval is obtained.

Deferred revenue as of March 31, 2020 was as follows:

Service
Balance, beginning of period	$2,531,183
Revenue recognized	(459,861)
Amounts invoiced	311,821
Balance, end of period	$2,383,143

The Company does not disclose information about remaining performance obligations with respect to deposits for products that have original expected durations of one year or less. Estimated service revenue to be recognized in the future related to the performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2020 was as follows:

Year	Service Revenue
2020 (April 1 – December 31, 2020)	$990,846
2021	943,562
2022	389,235
2023	39,667
2024	19,833
Total	$2,383,143

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

Segment and Geographical Information

The Company’s revenue is generated primarily from customers in the United States, which represented approximately 99% and 81% of total revenue for the three months ended March 31, 2020 and 2019, respectively. A single customer in the U.S. accounted for approximately 11% and 53% of revenues for the three months ended March 31, 2020 and 2019, respectively, and approximately 75% and 79% of the accounts receivable as of March 31, 2020 and December 31, 2019, respectively.

Cash and Cash Equivalents

The Company maintains its cash and cash equivalents with financial institutions which balances exceed the federally insured limits. Federally insured limits are $250,000 for deposits. As of March 31, 2020 and December 31, 2019, the Company had approximately $11,819,000 and $7,740,000, respectively in excess of federally insured limits.

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

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Short-Term:
Corporate bonds	$6,690,678	$4,251	$—	$6,694,929
United States Treasury bonds	698,729	1,302	—	700,031
Total Short Term:	7,389,407	5,553	—	7,394,960

Total Investments December 31, 2019	$7,389,407	$5,553	$—	$7,394,960

Short-Term:
Corporate bonds	$2,985,788	$—	$4,809	$2,980,979
United States Treasury bonds	702,228	3,300	—	705,528
Total Short Term:	3,688,016	3,300	4,809	3,686,507

Total Investments March 31, 2020	$3,688,016	$3,300	$4,809	$3,686,507

Accounts Receivable

The Company does business and extends credit based on an evaluation of each customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The allowance for doubtful accounts was approximately $0 and $80,000 as of March 31, 2020 and December 31, 2019.

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

	For the Three Months Ended March 31,
	2020	2019
Warrants	—	256,035
Stock options	—	64,463
Shares	36,048	70,951

Advertising Costs

Advertising and promotion expenses are charged to expense as incurred. Advertising and promotion expense included in selling expense in the accompanying statements of operations amounted to approximately $270,000 and $539,000 for the three months ended March 31, 2020 and 2019, respectively.

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

Note 2 — Property and Equipment

	As of March 31, 2020	As of December 31, 2019	Estimated Useful Lives
	(unaudited)
Operations equipment	$1,411,666	$1,280,209	3 years
Tradeshow and demo equipment	914,415	914,891	3 years
Computer equipment	120,815	117,596	3 years
	2,446,896	2,312,696
Less accumulated depreciation	(1,358,426)	(1,230,268)
Property and Equipment, Net	$1,088,470	$1,082,428

Depreciation expense was approximately $129,000 and $104,000, for the three months ended March 31, 2020 and 2019, respectively.

Note 3 — Patent Rights

	As of March 31,	As of December 31,
	2020	2019
	(unaudited)
Gross carrying amount	$1,253,018	$1,253,018
Less accumulated amortization	(939,764)	(915,667)
Patent Rights, Net	$313,254	$337,351

Amortization expense was approximately $24,000 for the three months ended March 31, 2020 and 2019. As of March 31, 2020, future remaining amortization expense is as follows:

Year
2020 (April 1 – December 31, 2020)	$72,289
2021	96,386
2022	96,386
2023	48,193
Total	$313,254

Note 4 — Revolving Credit Facility

The Company has a revolving credit facility that, through April 2020, provided for maximum borrowings equal to the lesser of (a) the $5 million commitment amount or (b) a borrowing base equal to 80% of eligible accounts receivable plus a $2.5 million non-formula sublimit. In October 2019, the term of the facility was extended through January 29, 2020, in January 2020; the term was further extended through April 28, 2020, and in April 2020, the term was further extended to April 1, 2022 and the maximum borrowings were increased to the lesser of (a) the $10 million commitment amount or (b) the borrowing base plus a $3 million non-formula sublimit.

Interest on any borrowings, at Prime plus 0.75% (4.00% at March 31, 2020) and Prime plus 1.50% on non-formula borrowings (4.75% at March 31, 2020), is payable monthly, and the outstanding principal and interest are due on the maturity date. The facility is secured by all of the Company’s assets and limits the amount of additional indebtedness; restricts the sale, disposition or transfer of assets of the Company and requires the maintenance of a monthly adjusted quick ratio restrictive covenant, as defined in the agreement. The Company was in compliance with its financial covenants as of March 31, 2020 and December 31, 2019. There were no borrowings outstanding under the revolving credit facility at March 31, 2020 and December 31, 2019. The Company pays commitment fees of 0.25% per annum on the average unused portion of the line of credit.

Note 5 — Product Warranties

Changes in product warranty liability were as follows for the three months ended March 31, 2020:

Balance, beginning of period	$187,454
Warranties accrued during the period	23,373
Payments on warranty claims	(73,091)
Balance, end of period	$137,736

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

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of March 31, 2020.

Maturity of Operating Lease Liabilities	Amount
2020 (April 1 – December 31, 2020)	$267,409
2021	348,122
2022	284,578
2023	104,343
2024	105,843
Thereafter	494,731
Total undiscounted operating leases payments	$1,605,026
Less: Imputed interest	(258,539)
Present Value of Operating Lease Liabilities	$1,346,487

Other Information
Weighted-average remaining lease term	6.3 years
Weighted-average discount rate	5.0%

An initial ROU asset of approximately $805,000 was recognized as a non-cash assets addition with the adoption of the new lease accounting standard. The ROU asset was reduced by approximately $83,000 and $330,000 for the three months ended March 31, 2020 and the year ended December 31, 2019, respectively. Cash paid for amounts included in the present value of operating lease liabilities was approximately $91,000 and $310,000 for the three months ended March 31, 2020 and the year ended December 31, 2019, respectively, is included in operating cash flows. Operating lease cost was approximately $96,000 and $65,000 for the three months ended March 31, 2020 and 2019, respectively.

Note 7 — Commitments and Contingencies

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

Purchases from this manufacturer totaled approximately $1,578,000 and $1,911,000 for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, and December 31, 2019 approximately $927,000 and $1,104,000, respectively, was due to this manufacturer, which is presented in accounts payable and accrued expenses in the accompanying balance sheets.

Legal contingencies

The Company is party to certain legal proceedings in the ordinary course of business. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and related contingencies.

In 2015, the Company learned that the Department of Justice (the “Department”) had commenced an investigation of the billing to Medicare by a physician who had treated patients with the Company’s SRT-100. The Company has received two Civil Investigative Demands from the Department seeking documents and written responses in connection with that investigation. The Company has fully cooperated with the investigation. The Department has advised the Company that it was considering expanding the investigation to determine whether the Company had any involvement in the physician’s use of certain reimbursement codes. The Company disputes that it has engaged in any wrongdoing with respect to such reimbursement claims; among other things, the Company does not submit claims for reimbursement or provide coding or billing advice to physicians. To the Company’s knowledge, the Department has made no determination as to whether the Company engaged in any wrongdoing, or whether to pursue any legal action against the Company. Should the Department decide to pursue legal action, the Company believes it has strong and meritorious defenses and will vigorously defend itself. At this time, the Company is unable to estimate the cost associated with this matter.

Note 8 — Employee Benefit Plans

The Company sponsors a 401(k) defined contribution retirement plan that allows eligible employees to contribute a portion of their compensation through payroll deductions in accordance with specified plan guidelines. The Company makes contributions to the plans that include matching a percentage of the employees’ contributions up to certain limits. Expenses related to this plan totaled approximately $31,000 and $28,000 for the three months ended March 31, 2020 and 2019, respectively.

Note 9 — Stockholders’ Equity

The Company has authorized 50,000,000 shares of common stock, of which 16,570,478 were issued and 16,515,038 outstanding at March 31, 2020; 16,540,478 shares were issued and 16,485,780 were outstanding as of December 31, 2019.

Warrants

The following table summarizes the Company’s warrant activity:

	Warrants
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding – December 31, 2019	2,032,187	$6.75	0.51
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Outstanding – March 31, 2020	2,032,187	$6.75	0.26
Exercisable – March 31, 2020	2,032,187	$6.75	0.26

The intrinsic value of the common stock warrants was approximately $0 as of March 31, 2020, and December 31, 2019, respectively.

2016 and 2017 Equity Incentive Plans

On January 25, 2018, 80,000 fully vested shares were granted to the nonemployee directors, and stock options covering 229,334 shares with a four-year vesting period were granted to certain employees. The shares were recorded at the fair value of $5.55 per share for a total of $444,000 and the stock options were valued using a Black Scholes model at $3.52 per option using the assumptions noted in the following table:

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

The stock options had an intrinsic value of $0 as of March 31, 2020 and December 31, 2019, respectively.

The Company recognizes forfeitures as they occur rather than estimating a forfeiture rate. The reduction of stock compensation expense related to the forfeitures was $0 for the three months ended March 31, 2020 and 2019, respectively.

Unrecognized stock compensation expense was approximately $638,000 as of March 31, 2020, which will be recognized over the remaining vesting period.

A summary of restricted stock activity is presented as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2019	80,417	$5.70
Granted	30,000	4.11
Vested	(2,500)	4.99
Forfeited	—	—
Unvested balance at March 31, 2020	107,917	$5.27

The following table summarizes the Company’s stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding – December 31, 2019	229,334	$5.55	8.07
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Outstanding – March 31, 2020	229,334	$5.55	7.82
Exercisable – March 31, 2020	229,334	$5.55	7.82

Treasury Stock

The Company accounts for purchases of treasury stock under the cost method with the cost of such purchases reflected in treasury stock in the accompanying condensed balance sheet. As of March 31, 2020 and December 31, 2019, the Company had 55,440 and 54,698 treasury shares, respectively.

Note 10 — Income Taxes

Book income before taxes was negative for the three months ended March 31, 2020. Tax expense for the three months ended March 31, 2020 and 2019 was $0.

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

As of March 31, 2020, the Company has U.S. federal and certain state tax returns subject to examination, beginning with those filed for the year 2016.

Note 11 — Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued for potential recognition or disclosure. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

The outbreak of the novel coronavirus COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the U.S. and global economies and created uncertainty regarding potential impacts to the Company’s employees, operations, and customer demand. The Company, which provides medical devices, is considered an “essential business” and has been able to continue to operate. However, the COVID-19 pandemic has significantly impacted the Company’s sales and could further impact the Company’s operations and the operations of the Company’s customers, suppliers and vendors as a result of quarantines, facility closures, and travel and logistics restrictions. The extent to which the COVID-19 pandemic impacts the Company’s business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to the duration, spread, severity, and impact of the COVID-19 pandemic, the effects of the COVID-19 pandemic on the Company’s customers, suppliers, and vendors and the remedial actions and stimulus measures adopted by local, state and federal governments, and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, the Company may continue to experience adverse impacts to its business as a result of any economic recession or depression that has occurred or may occur in the future. Therefore, the Company cannot reasonably estimate the impact at this time.

In light of the COVID-19 pandemic, the Company has taken steps to manage its costs and bolster its liquidity. We increased our borrowing availability as a precautionary measure to preserve financial flexibility due to the current uncertainty in the global markets resulting from the COVID-19 pandemic. Specifically, on April 13, 2020, the Company amended its revolving credit facility to extend the maturity from April 28, 2020 to April 1, 2022 and to increase the amount available under the facility from the lesser of $5 million or the borrowing base, equal to 80% of eligible accounts receivable, plus the $2.5 million sublimit to the $10 million commitment amount or the borrowing base plus a $3 million sublimit.

On April 20, 2020, the Company received a loan under the Small Business Administration Paycheck Protection Program enabled by the CARES Act of 2020 in the amount of $1,022,785 to be used for employee compensation and facilities costs. The loan has a six-month deferral period during which no payments will be due; however, interest will accrue. The loan matures in April 2022 and provides for interest at the rate of 1% per annum. The loan is subject to forgiveness for principal that is used for the limited purposes that expressly qualify for forgiveness under SBA requirements; however, the Company has no assurance that the loan will be forgiven.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the information set forth within the financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and with our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019 (“Annual Report”). The statements in this discussion regarding our expectations of our future performance, liquidity and capital resources, our plans, estimates, beliefs and expectations that involve risks and uncertainties, and other non-historical statements in this discussion, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Please see the Introductory Note and Item 1A. Risk Factors of our Annual Report, as updated in our subsequent quarterly reports filed on Form 10-Q, and in our other filings made from time to time with the SEC after the date of this report.

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

Significant Developments

The extent to which the COVID-19 pandemic impacts our financial condition and results will depend on future developments which are uncertain and cannot be predicted. We provide medical devices, which is considered an “essential business” and we have been able to continue to operate. We are taking a variety of measures to ensure the availability and functioning of our essential operations and to promote the safety and security of all employees. Please see Note 11 to the financial statements.

Results of Operations

	For the Three Months Ended March 31,
	2020	2019

Revenues	$1,679,445	$5,436,599
Cost of Sales	970,944	2,120,621
Gross Profit	708,501	3,315,978
Operating Expenses
Selling and marketing	1,790,970	2,530,346
General and administrative	1,329,557	1,013,162
Research and development	1,225,182	1,965,507
Total Operating Expenses	4,345,709	5,509,015
Loss From Operations	(3,637,208)	(2,193,037)
Other Income (Expense)
Interest income	50,102	72,019
Other Income (Expense), net	50,102	72,019
Net Loss	$(3,587,106)	$(2,121,018)

Three months ended March 31, 2020 compared to the three months ended March 31, 2019

Revenue. Revenue was $1,679,445 for the three months ended March 31, 2020 compared to $5,436,599 for the three months ended March 31, 2019, a decrease of $3,757,154 or 69.1%. The decrease was driven by the lower number of units sold, reflecting the impact of the COVID-19 outbreak, primarily near the end of the quarter. We expect COVID-19 to continue to be significant to our business through at least the second quarter of 2020.

Cost of sales. Cost of sales was $970,944 for the three months ended March 31, 2020 compared to $2,120,621 for the three months ended March 31, 2019, a decrease of $1,149,677, or 54.2%. The decrease in cost of sales was commensurate with the decrease in sales.

Gross profit. Gross profit was $708,501 for the three months ended March 31, 2020 compared to $3,315,978 for the three months ended March 31, 2019, a decrease of $2,607,477, or 78.6%. Our overall gross profit percentage was 42.2% in the three months ended March 31, 2020 compared to 61.0% in the corresponding period in 2019. The decrease in gross profit was mostly due to the decrease in sales as a result of the COVID-19 outbreak. As of the date of this report, we expect gross margin as a percentage of revenue for the second quarter of 2020 to be approximately the same as the gross margin reported for the first quarter of 2020 due to the anticipated lower revenue level.

Selling and marketing. Selling and marketing expense was $1,790,970 for the three months ended March 31, 2020 compared to $2,530,346 for the three months ended March 31, 2019, a decrease of $739,375, or 29.2%. The decrease was primarily attributable to a decrease in tradeshows expense due to cancellations related to COVID-19, a decrease in commission expense due to lower sales and reduced spending on marketing activities.

General and administrative. General and administrative expense was $1,329,557 for the three months ended March 31, 2020 compared to $1,013,162 for the three months ended March 31, 2019, an increase of $316,395, or 31.2%. The net increase in general and administrative expense was primarily due to one-time severance expenses and related legal fees.

Research and development. Research and development expense was $1,225,182 for the three months ended March 31, 2020 compared to $1,965,507 for the three months ended March 31, 2019, a decrease of $740,325, or 37.7%. The decrease in research and development spending was primarily attributable to the SculpturaTM project as production began.

Other income (expense). We incur interest expense in connection with our secured credit facility with Silicon Valley Bank and interest income from our cash and investments. No interest expense was incurred in 2020 due to no borrowings on the line of credit. Interest income decreased due to maturing of our investment in debt securities.

Financial Condition

Our cash, cash equivalent and investment balance increased to $15.8 million at March 31, 2020 from $15.5 million at December 31, 2019, primarily due to cash provided in operating activities of $0.4 million.

There were no borrowings under the revolving line of credit at March 31, 2020 or December 31, 2019.

In light of the COVID-19 pandemic, we have taken proactive steps to manage our costs and bolster our liquidity. We increased our borrowing availability as a precautionary measure to preserve financial flexibility due to the current uncertainty in the global markets resulting from the COVID-19 pandemic. In addition, we received a loan under the Small Business Administration Paycheck Protection Program enabled by the CARES Act of 2020 to be used for employee compensation and facilities costs. Please see Note 11 to the financial statements.

Liquidity and Capital Resources

Overview

Our liquidity position and capital requirements may be impacted by a number of factors, including the following:

●	our ability to generate and increase revenue;
●	fluctuations in gross margins, operating expenses and net results;
●	the impact of COVID-19, see Note 11 “Subsequent Events”; and
●	fluctuations in working capital.

Our primary short-term capital needs, which are subject to change, include expenditures related to:

●	expansion of our sales, marketing and distribution activities; and
●	expansion of our research and development activities.

We regularly evaluate our cash requirements for current operations, commitments, capital requirements and business development transactions, and we may elect to raise additional funds for these purposes in the future.

Cash flows

The following table provides a summary of our cash flows for the periods indicated:

	For the Three Months Ended March 31,
	(unaudited)
	2020	2019
Net Cash Provided by (Used In):
Operating Activities	$433,763	$(7,117,101)
Investing Activities	3,566,705	(1,817,168)
Financing Activities	(3,139)	2,701,897
Total	$3,997,329	$(6,232,372)

Cash flows from operating activities

Net cash provided by operating activities was $433,763 for the three months ended March 31, 2020, consisting of a net loss of $3,587,106 partially offset by a decrease in net operating assets of $3,688,975 and by non-cash charges of $331,894. The decrease in net operating assets was primarily due to a decrease in accounts receivable, partially offset by an increase in inventories, prepaid and other current assets and accounts payables and accrued expenses, warranties and deferred revenue. Non-cash charges consisted of stock compensation expense, depreciation and amortization and warranty provision. Net cash used in operating activities was $7,117,101 for the three months ended March 31, 2019, primarily due to the operating loss and the increase in accounts receivable and accounts payable and accrued expenses.

Cash flows from investing activities

Net cash provided by investing activities was $3,566,705, mostly due to matured investments of $3,701,392 during the three months ended March 31, 2020. Net cash used in investing activities was $1,817,168 for the three months ended March 31, 2019 due to the purchase of debt securities held-to-maturity of $3,007,764, partially offset by $1,200,000 for investments matured.

Cash flows from financing activities

Net cash used in financing activities was $3,139 during the three months ended March 31, 2020 mostly from withholding taxes on stock compensation. Net cash provided by financing activities was $2,701,897 during the three months ended March 31, 2019, mainly from exercise of 400,281 investor warrants.

Indebtedness

Please see Note 4 to the financial statements.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and do not currently have, any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S., or GAAP. We have identified certain accounting policies as critical to understanding our financial condition and results of our operations. For a detailed discussion on the application of these and other accounting policies, see the notes to our financial statements and our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2019.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

As of March 31, 2020, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of March 31, 2020, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

Item 1A. Risk Factors

The following updates the risk factors previously reported in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019:

Our business, results of operations and financial condition could be materially adversely affected by the effects of widespread public health epidemics, including the novel coronavirus (“COVID-19”), that are beyond our control.

Any outbreaks of contagious diseases, public health epidemics and other adverse public health developments in countries where we, our customers, or our suppliers operate could have a material and adverse effect on our business, results of operations and financial condition. The COVID-19 outbreak, has impacted our sales as social distancing forced physicians to temporarily close their practices during the first quarter of 2020, and is expected to continue to adversely impact our business, and the nature and extent of the impact is highly uncertain and beyond our control. Uncertain factors relating to COVID-19 include the duration, spread and severity of the virus, the effects of the COVID-19 pandemic on the Company’s customers, vendors and suppliers, and the actions or perception of actions that may be taken to contain or treat its impact, including declarations of states of emergency, business closures, manufacturing restrictions and a prolonged period of travel, commercial and/or other similar restrictions and limitations.

As a result of COVID-19 and the measures designed to contain its spread, our sales have been, and are expected to continue to be negatively impacted as a result of disruption in demand, which could have a material and adverse effect on our business, results of operations and financial condition. Similarly, our suppliers may not have the materials, capacity, or capability to manufacture our products according to our schedule and specifications. If our suppliers’ operations are impacted, we may need to seek alternate suppliers, which may be more expensive, may not be available or may result in delays in shipments to us and subsequently to our customers, each of which would affect our results of operations. The duration of the related financial impact to us, cannot be estimated at this time. Should such disruption continue for an extended period of time, the impact could have a material adverse effect on our business, results of operations and financial condition.

An investment in our securities involves risks. You should carefully consider the risk factors disclosed in our Form 10-K filed with the SEC for the year ended December 31, 2019, together with the other information in this Quarterly Report on Form 10-Q, including the financial statements and related notes, before deciding whether to purchase, hold, or sell our securities. The occurrence of any of these risks could harm our business, financial condition, or results of operations or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

There were no unregistered sales of securities during the three months ended March 31, 2020.

(b) Use of Proceeds from the Sale of Registered Securities

None.

(c) Purchases of Equity Securities by the Registrant and Affiliated Purchases.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
10.1	Sixth Amendment to Second Amendment and Restated Loan and Security Agreement, dated April 13, 2020.

31.1	Certification of Joseph C. Sardano, Chairman and Chief Executive Officer of Sensus Healthcare, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Javier Rampolla, Chief Financial Officer of Sensus Healthcare, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Joseph C. Sardano, Chairman and Chief Executive Officer of Sensus Healthcare, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Javier Rampolla, Chief Financial Officer of Sensus Healthcare, Inc., Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSUS HEALTHCARE, INC.

Date: May 11, 2020	/s/ Joseph C. Sardano
Joseph C. Sardano
Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2020	/s/ Javier Rampolla
Javier Rampolla
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)