Form 10-Q
period 2020-06-30
Sensus Healthcare, Inc.
filed 2020-08-10
CIK 1494891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

As of July 31, 2020, 16,502,353 shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

SENSUS HEALTHCARE, INC.

QUARTERLY REPORT ON FORM 10-Q

i

INTRODUCTORY NOTE

Caution Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements about our beliefs, plans, objectives, goals, expectations, estimates, and intentions, among other things. The words “may,” “could,” “should,” “would,” “will,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal, and similar expressions are intended to identify forward-looking statements. All forward-looking statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. Accordingly, our actual future results may differ materially from those set forth in our forward-looking statements.

Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K, as well as:

●	the effects of widespread public health epidemics, including the novel coronavirus (COVID-19), that are beyond our control and any adverse impact in our business, results of operations and financial condition;
●	our ability to achieve and sustain profitability;
●	our ability to successfully commercialize and achieve market acceptance of our products;
●	our ability to compete effectively in selling our products and services, including responding to technological change and cost containment efforts of our customers;
●	the regulatory requirements applicable to us and our competitors, including any adverse regulatory action taken against us;
●	our need and ability to obtain additional financing in the future, as well as complying with the restrictions our existing revolving credit facility imposes;
●	our ability to expand, manage and maintain our direct sales and marketing organizations;
●	our ability to successfully develop new products, improve or enhance existing products or acquire complementary products, technologies, services or businesses;
●	our ability to obtain and maintain intellectual property of sufficient scope to adequately protect our products, including the SRT-100, and our ability to avoid infringing or otherwise violating the intellectual property rights of third parties;
●	market risks regarding consolidation in the healthcare industry;
●	the level of availability of government and third-party pay or reimbursement for clinical procedures using our products;
●	the willingness of healthcare providers to purchase our products if coverage, reimbursement and pricing from third party payors for procedures using our products declines;
●	our ability to effectively manage our anticipated growth, including hiring and retaining qualified personnel;
●	our ability to manufacture our products to meet demand;
●	our reliance on third party manufacturers and sole- or single-source suppliers;
●	our ability to reduce the per unit manufacturing cost of our products;
●	our ability to efficiently manage our manufacturing processes;
●	regulatory, legal risks, and operating risks, that our international operations subject us to;
●	off-label use of our products;
●	information technology risks including risks from cyberattacks and other data breaches, and their adverse effect on our reputation;
●	the fact that product quality issues or product defects may harm our business;
●	the accuracy of our financial statements and accounting estimates, including allowances for accounts receivable and inventory obsolescence;
●	any product liability claims;
●	limited trading in our shares and the concentration of ownership of our shares;
●	new legislation, administrative rules, or executive orders, including those that impact taxes and international trade regulation;
●	the provisions in our certificate of incorporation, bylaws, or Delaware law that discourage takeovers or that limit certain disputes to be brought exclusively in the Delaware Court of Chancery;
●	the concentration of sales to customers in the U.S. and China, including any adverse impact of political developments in China and the COVID-19 epidemic; and
●	our ability to manage the risk of the foregoing.

Factors in addition to those listed above or in Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 or discussed in this Form 10-Q also could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us or on our behalf speak only as of the date they are made. We do not undertake to update any forward-looking statement, except as may be required by applicable law.

ii

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SENSUS HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30,	As of December 31,
	2020	2019
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$18,414,542	$8,100,288
Investment in debt securities	459,295	7,389,407
Accounts receivable, net	1,086,258	14,011,180
Inventories	5,462,996	2,997,120
Prepaid and other current assets	1,683,976	1,505,175
Total Current Assets	27,107,067	34,003,170
Property and Equipment, Net	979,022	1,082,428
Patent Rights, Net	289,158	337,351
Deposits	101,988	101,561
Operating Lease Right-of-Use Assets, Net	1,232,568	1,400,037
Total Assets	$29,709,803	$36,924,547
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$2,860,885	$4,779,435
Deferred revenue, current portion	1,518,255	1,191,898
Operating lease liabilities, current portion	301,217	309,524
Product warranties	119,692	187,454
Total Current Liabilities	4,800,049	6,468,311
Loan Payable	1,022,785	—
Operating Lease Liabilities	965,718	1,115,529
Deferred Revenue, Net of Current Portion	851,515	1,339,285
Total Liabilities	7,640,067	8,923,125
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, 5,000,000 shares authorized and none issued and outstanding	—	—
Common stock, $0.01 par value – 50,000,000 authorized; 16,575,561 issued and 16,502,353 outstanding at June 30, 2020; 16,540,478 issued and 16,485,780 outstanding at December 31, 2019	165,755	165,404
Additional paid-in capital	43,601,105	43,314,123
Treasury stock, 73,208 and 54,698 shares at cost, at June 30, 2020 and December 31, 2019, respectively	(309,901)	(252,570)
Accumulated deficit	(21,387,223)	(15,225,535)
Total Stockholders’ Equity	22,069,736	28,001,422
Total Liabilities and Stockholders’ Equity	$29,709,803	$36,924,547

See accompanying notes to the unaudited condensed consolidated financial statements.

SENSUS HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019

Revenues	$1,182,948	$7,476,296	$2,862,394	$12,912,895
Cost of Sales	543,294	2,537,102	1,514,238	4,657,723
Gross Profit	639,654	4,939,194	1,348,156	8,255,172
Operating Expenses
Selling and marketing	1,161,845	1,995,263	2,952,815	4,525,608
General and administrative	904,103	963,641	2,233,660	1,976,803
Research and development	1,148,328	1,934,807	2,373,510	3,900,314
Total Operating Expenses	3,214,276	4,893,711	7,559,985	10,402,725
Income (Loss) From Operations	(2,574,622)	45,483	(6,211,829)	(2,147,553)
Other Income (Expense)
Interest income	14,485	66,825	64,586	138,843
Interest expense	(14,445)	—	(14,445)	—
Other Income (Expense), net	40	66,825	50,141	138,843
Net Income (Loss)	$(2,574,582)	$112,308	$(6,161,688)	$(2,008,710)
Net Income (Loss) per share –
Basic	$(0.16)	$0.01	$(0.38)	$(0.12)
Diluted	$(0.16)	$0.01	$(0.38)	$(0.12)
Weighted average number of shares used in computing net loss per share –
Basic	16,421,928	16,368,171	16,414,341	16,244,635
Diluted	16,421,928	16,382,918	16,414,341	16,244,635

See accompanying notes to the unaudited condensed consolidated financial statements.

SENSUS HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
December 31, 2018	16,145,915	$161,459	$39,957,905	(33,454)	$(133,816)	$(13,525,532)	$26,460,016
Stock based compensation	-	-	154,535	-	-	-	154,535
Exercise of warrants	400,281	4,002	2,697,895	-	-	-	2,701,897
Net loss	-	-	-	-	-	(2,121,018)	(2,121,018)
March 31, 2019 (unaudited)	16,546,196	$165,461	$42,810,335	(33,454)	$(133,816)	$(15,646,550)	$27,195,430
Stock based compensation	-	-	158,145	-	-	-	158,145
Surrender of Shares for tax withholding on stock compensation	-	-	-	(21,244)	(118,754)	-	(118,754)
Exercise of warrants	5,532	56	37,285	-	-	-	37,341
Net income	-	-	-	-	-	112,308	112,308
June 30, 2019 (unaudited)	16,551,728	$165,517	$43,005,765	(54,698)	$(252,570)	$(15,534,242)	$27,384,470

December 31, 2019	16,540,478	$165,404	$43,314,123	(54,698)	$(252,570)	$(15,225,535)	$28,001,422
Stock based compensation	30,000	300	155,479	-	-	-	155,779
Surrender of Shares for tax withholding on stock compensation	-	-	-	(742)	(3,139)	-	(3,139)
Net loss	-	-	-	-	-	(3,587,106)	(3,587,106)
March 31, 2020 (unaudited)	16,570,478	$165,704	$43,469,602	(55,440)	$(255,709)	$(18,812,641)	$24,566,956
Stock based compensation	5,000	50	130,944	-	-	-	130,994
Surrender of Shares for tax withholding on stock compensation	-	-	-	(17,768)	(54,192)	-	(54,192)
Exercise of warrants	83	1	559	-	-	-	560
Net loss	-	-	-	-	-	(2,574,582)	(2,574,582)
June 30, 2020 (unaudited)	16,575,561	$165,755	$43,601,105	(73,208)	$(309,901)	$(21,387,223)	$22,069,736

See accompanying notes to the unaudited condensed consolidated financial statements.

SENSUS HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2020	2019
Cash Flows From Operating Activities
Net loss	$(6,161,688)	$(2,008,710)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Bad debts (recovery)	24,000	(7,253)
Depreciation and amortization	300,151	281,162
Provision for product warranties	139,909	116,402
Stock based compensation	286,773	312,680
Decrease (increase) in:
Accounts receivable	12,900,922	936,353
Inventories	(2,465,876)	(523,902)
Prepaid and other current assets	(11,756)	109,114
Increase (decrease) in:
Accounts payable and accrued expenses	(2,076,671)	(731,195)
Deferred revenue	(161,413)	677,396
Product warranties	(207,671)	(103,643)
Total Adjustments	8,728,368	1,067,114
Net Cash Provided By (Used In) Operating Activities	2,566,680	(941,596)
Cash Flows from Investing Activities
Acquisition of property and equipment	(148,552)	(229,426)
Investment in debt securities - held to maturity	—	(3,699,718)
Investments matured	6,930,112	1,200,000
Net Cash Provided By (Used In) Investing Activities	6,781,560	(2,729,144)
Cash Flows from Financing Activities
Loan proceeds	1,022,785	—
Withholding taxes on stock compensation	(57,331)	(118,754)
Exercise of warrants	560	2,739,238
Net Cash Provided By Financing Activities	966,014	2,620,484
Net Increase (Decrease) in Cash and Cash Equivalents	10,314,254	(1,050,256)
Cash and Cash Equivalents – Beginning	8,100,288	12,484,256
Cash and Cash Equivalents – Ending	$18,414,542	$11,434,000
Supplemental Disclosure of Cash Flow Information
Interest paid	$12,456	$—
Non-Cash Investing and Financing Activities
Transfer of inventory to property and equipment	$—	$51,234
Lease liabilities arising from obtaining right-of-use-assets	$—	$1,714,814

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

Basis of Presentation

The accompanying unaudited condensed financial statements in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and the rules and regulations of the U.S. Securities and Exchange Commission, or SEC. Accordingly, they do not include certain footnotes and financial presentations normally required under GAAP for complete financial statements. The interim financial information is unaudited, but reflects all normal adjustments and accruals which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s Form 10-K, filed with the SEC. The results for the six months ended June 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period.

Principles of consolidation

The accompanying condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary in Israel. All inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities including disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates as to which it is reasonably possible that a change could occur in the near term include, inventory reserves, receivable allowances, recoverability of long-lived assets and the Company’s product warranties. Actual results could differ from those estimates.

Impact of COVID-19

The outbreak of COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the U.S. and global economies and created uncertainty regarding potential impacts to the Company’s employees, operations, and customer demand. The Company, which provides medical devices, is considered an “essential business” and has been able to continue to operate and service its customers. However, the COVID-19 pandemic has significantly impacted the Company’s sales in the first half of 2020, as social distancing forced physicians to temporarily close their practices, and could further impact the Company’s operations and the operations of the Company’s customers, suppliers and vendors as a result of quarantines, facility closures, and travel and logistics restrictions. The extent to which the COVID-19 pandemic impacts the Company’s business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to the duration, spread, severity, and impact of the COVID-19 pandemic, the effects of the COVID-19 pandemic on the Company’s customers, suppliers, and vendors and the remedial actions and stimulus measures adopted by local, state and federal governments, and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, the Company may continue to experience adverse impacts to its business as a result of any economic recession or depression that has occurred or may occur in the future. Therefore, the Company cannot reasonably estimate the impact at this time.

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers,” using the modified retrospective method for all contracts as of the date of adoption. The adoption of this standard did not result in a significant change to the Company’s historical revenue recognition policies and there were no necessary adjustments required to retained earnings upon adoption.

Under ASC 606, a performance obligation is a promise within a contract to transfer a distinct good or service, or a series of distinct goods and services, to a customer. Revenue is recognized when performance obligations are satisfied and the customer obtains control of promised goods or services, which is generally upon shipment of the goods and performance of the services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for goods or services. Under the standard, a contract’s transaction price is allocated to each distinct performance obligation. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identifies the contracts with a customer; (ii) identifies the performance obligations within the contract, including whether they are distinct and capable of being distinct in the context of the contract; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations in the contract; and (v) recognizes revenue when, or as, the Company satisfies each performance obligation.

The Company’s revenue consists of sales of the Company’s devices and services related to maintaining and repairing the devices. The agreement for the sale of the devices and the service contract are usually signed at the same time, and in some instances a service contract is signed on a stand-alone basis. Revenue for service contracts is recognized over the service contract period on a straight-line basis. The Company determined that in practice no significant discount is given on the service contract when it is offered with the device purchase as compared to when it is sold on a stand-alone basis. The service level provided is identical whether the service contract is purchased stand-alone or together with the device. There is no termination provision in the service contract nor any penalties in practice for cancellation of the service contract. The service contract is not considered a performance obligation until it is paid, and it does not provide a material right for a significant discount when purchased with the device. The service portion of a sales contract or a stand-alone service contract is accounted for over the period of time of the service contract only when the customer exercises the option by paying for the service contract.

Disaggregated revenue for the three and six months ended June 30, 2020 and 2019 was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Product Revenue	$69,579	$6,969,527	$1,145,581	$11,900,452
Service Revenue	1,113,369	506,769	1,716,813	1,012,443
Total Revenue	$1,182,948	$7,476,296	$2,862,394	$12,912,895

The Company operates in a highly regulated environment, primarily in the U.S. dermatology market, in which state regulatory approval is sometimes required prior to the customer being able to use the product. In these cases, where regulatory approval is pending, revenue is deferred until such time as regulatory approval is obtained.

Deferred revenue as of June 30, 2020 was as follows:

Service
Balance, beginning of period	$2,531,183
Revenue recognized	(1,378,925)
Amounts invoiced	1,217,512
Balance, end of period	$2,369,770

The Company does not disclose information about remaining performance obligations with respect to deposits for products that have original expected durations of one year or less. Estimated service revenue to be recognized in the future related to the performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2020 was as follows:

Year	Service Revenue
2020 (July 1 – December 31, 2020)	$837,120
2021	1,083,914
2022	389,235
2023	39,667
2024	19,834
Total	$2,369,770

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

Segment and Geographical Information

The Company’s revenue is generated primarily from customers in the United States, which represented approximately 100% and 91% for the three months ended June 30, 2020 and 2019, respectively, and approximately 99% and 86% for the six months ended June 30, 2020 and 2019, respectively. A customer in the U.S. accounted for approximately 30% and 70% of revenues for the three months ended June 30, 2020 and 2019, respectively; approximately 19% and 64% for the six months ended June 30, 2020 and 2019, respectively; and approximately 3% and 74% of the accounts receivable as of June 30, 2020 and December 31, 2019, respectively. Another customer in the U.S. accounted for more than 10% of revenues for the six months ended June 30, 2020 and 0% of the accounts receivable as of June 30, 2020.

Cash and Cash Equivalents

The Company maintains its cash and cash equivalents with financial institutions which balances exceed federally insured limits ($250,000 for deposits). As of June 30, 2020 and December 31, 2019, the Company had approximately $18,125,000 and $7,740,000, respectively in excess of federally insured limits.

For purposes of the statement of cash flows, the Company considers all highly liquid financial instruments with maturities of three months or less when purchased to be cash equivalents.

Investments

Short-term investments consist of investments which the Company expects to convert into cash within one year and long-term investments are those that the Company expects to convert to cash after one year. The Company classifies its investments in debt securities at the time of purchase as held-to-maturity and reevaluates such classification on a quarterly basis. Held-to-maturity investments consist of securities that the Company has the intent and ability to retain until maturity. These securities are carried at amortized cost plus accrued interest and consist of the following:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Short-Term:
Corporate bonds	$6,690,678	$4,251	$—	$6,694,929
United States Treasury bonds	698,729	1,302	—	700,031
Total Short Term:	7,389,407	5,553	—	7,394,960

Total Investments December 31, 2019	$7,389,407	$5,553	$—	$7,394,960

Short-Term:
Corporate bonds	$459,295	$404	$—	$459,699
Total Short Term:	459,295	404	—	459,699

Total Investments June 30, 2020	$459,295	$404	$—	$459,699

Accounts Receivable

The Company does business and extends credit based on an evaluation of each customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The allowance for doubtful accounts was approximately $24,000 and $80,000 as of June 30, 2020 and December 31, 2019.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Shares	—	21,494	—	4,890
Warrants	—	—	—	8,992
Stock options	—	33,962	—	41,605

Advertising Costs

Advertising and promotion expenses are charged to expense as incurred. Advertising and promotion expense included in selling expense in the accompanying statements of operations amounted to approximately $75,000 and $188,000 for the three months ended June 30, 2020 and 2019, respectively, and $344,000 and $728,000 for the six months ended June 30, 2020 and 2019, respectively.

Leases

The Company evaluates arrangements at inception to determine if an arrangement is or contains a lease. Operating lease assets represent the Company’s right to use an underlying asset for the lease term, and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise the option. The Company uses an incremental borrowing rate that the Company would expect to incur for a fully collateralized loan over a similar term under similar economic conditions to determine the present value of the lease payments.

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

Note 2 — Property and Equipment

	As of June 30, 2020	As of December 31, 2019	Estimated Useful Lives
	(unaudited)
Operations equipment	$1,420,422	$1,280,209	3 years
Tradeshow and demo equipment	918,701	914,891	3 years
Computer equipment	122,213	117,596	3 years
	2,461,336	2,312,696
Less accumulated depreciation	(1,482,314)	(1,230,268)
Property and Equipment, Net	$979,022	$1,082,428

Depreciation expense was approximately $123,000 and $129,000, for the three months ended June 30, 2020 and 2019, respectively, and approximately $252,000 and $233,000, for the six months ended June 30, 2020 and 2019, respectively.

Note 3 — Patent Rights

	As of June 30,	As of December 31,
	2020	2019
	(unaudited)
Gross carrying amount	$1,253,018	$1,253,018
Less accumulated amortization	(963,860)	(915,667)
Patent Rights, Net	$289,158	$337,351

Amortization expense was approximately $24,000 for the three months ended June 30, 2020 and 2019, and approximately $48,000 for the six months ended June 30, 2020 and 2019. As of June 30, 2020, future remaining amortization expense is as follows:

Year
2020 (July 1 – December 31, 2020)	$48,193
2021	96,386
2022	96,386
2023	48,193
Total	$289,158

Note 4 — Debt

The Company has a revolving credit facility that, through April 2020, provided for maximum borrowings equal to the lesser of (a) the $5 million commitment amount or (b) a borrowing base equal to 80% of eligible accounts receivable plus a $2.5 million non-formula sublimit. In October 2019, the term of the facility was extended through January 29, 2020; in January 2020, the term was further extended through April 28, 2020; and in April 2020, the term was further extended to April 1, 2022 and the maximum borrowings were increased to the lesser of (a) the $10 million commitment amount or (b) the borrowing base plus a $3 million non-formula sublimit. Interest on any borrowings, at Prime plus 0.75% (4.00% at June 30, 2020) and Prime plus 1.50% on non-formula borrowings (4.75% at June 30, 2020), is payable monthly, and the outstanding principal and interest are due on the maturity date. The facility is secured by all of the Company’s assets and limits the amount of additional indebtedness; restricts the sale, disposition or transfer of assets of the Company; and requires the maintenance of a monthly adjusted quick ratio restrictive covenant, as defined in the agreement. The Company was in compliance with its financial covenants as of June 30, 2020 and December 31, 2019. There were no borrowings outstanding under the revolving credit facility at June 30, 2020 and December 31, 2019. The Company pays commitment fees of 0.25% per annum on the average unused portion of the line of credit.

On April 20, 2020, the Company received a loan under the Small Business Administration Paycheck Protection Program enabled by the CARES Act of 2020, in the amount of $1,022,785 to be used for employee compensation and facilities costs. The loan has a six-month deferral period during which no payments will be due; however, interest will accrue. The loan matures in April 2022 and provides for interest at the rate of 1% per annum. The loan is subject to forgiveness for principal that is used for the limited purposes that expressly qualify for forgiveness under SBA requirements; however, the Company has no assurance that the loan will be forgiven.

Note 5 — Product Warranties

Changes in product warranty liability were as follows for the six months ended June 30, 2020:

Balance, beginning of period	$187,454
Warranties accrued during the period	139,909
Payments on warranty claims	(207,671)
Balance, end of period	$119,692

Note 6 — Leases

Operating Lease Agreements

The Company leases its headquarters office from an unrelated third party.. The lease was last renewed in 2016 and expires in September 2022. The Company’s Israeli subsidiary entered into a two-year lease for office space starting in September 2018. Both leases include an option to extend with prior notice and with terms to be negotiated. The Company currently does not have any lease with a term under 12 months.

In March 2019, the Company’s Israeli subsidiary signed a 10-year lease for a 5,800 square foot manufacturing facility. The landlord provided a rent-free grace period from April to July 2019, after which the 10-year lease term began. The initial monthly rental payment was approximately $5,300 and will be subject to periodic escalations at amounts specified in the lease plus the consumer price index. In addition, the Company is responsible for maintenance fees covering its portion of the expenses of common areas. After 2, 4, 6 and 8 years, and with 180 days’ prior notice, the Company has the right to terminate the lease at its sole discretion without penalty.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of June 30, 2020.

Maturity of Operating Lease Liabilities	Amount
2020 (July 1 – December 31, 2020)	$176,032
2021	348,122
2022	284,578
2023	104,343
2024	105,843
Thereafter	494,731
Total undiscounted operating leases payments	$1,513,649
Less: Imputed interest	(246,714)
Present Value of Operating Lease Liabilities	$1,266,935

Other Information
Weighted-average remaining lease term	6.2 years
Weighted-average discount rate	5.0%

An initial Right of Use (ROU) asset of approximately $805,000 was recognized as a non-cash assets addition with the adoption of the new lease accounting standard. The ROU asset was reduced by approximately $168,000 and $330,000 for the six months ended June 30, 2020 and the year ended December 31, 2019, respectively. Cash paid for amounts included in the present value of operating lease liabilities was approximately $183,000 and $310,000 for the six months ended June 30, 2020 and the year ended December 31, 2019, respectively, is included in operating cash flows. Operating lease cost was approximately $192,000 and $159,000 for the six months ended June 30, 2020 and 2019, respectively.

Note 7 — Commitments and Contingencies

Manufacturing Agreement

In 2010, the Company entered into a three-year contract manufacturing agreement with an unrelated third party for the production and manufacture of the SRT-100 (and subsequently the SRT-100 Vision and the SRT-100 Plus), in accordance with the Company’s product specifications. The agreement renews for successive one-year periods unless either party notifies the other party in writing, at least 60 days prior to the anniversary date of the agreement, that it will not renew the agreement. The Company or the manufacturer has the option to terminate the agreement upon 90 days’ written notice.

Purchases from this manufacturer totaled approximately $230,000 and $1,819,000 for the three months ended June 30, 2020 and 2019, respectively, and approximately $1,808,000 and $3,730,000 for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, and December 31, 2019 approximately $822,000 and $1,104,000, respectively, was due to this manufacturer, which is presented in accounts payable and accrued expenses in the accompanying balance sheets.

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

Note 8 — Employee Benefit Plans

The Company sponsor a 401(k) defined contribution retirement plan that allows eligible employees to contribute a portion of their compensation through payroll deductions in accordance with specified plan guidelines. The Company makes contributions to the plans that include matching a percentage of the employees’ contributions up to certain limits. Expenses related to this plan totaled approximately $31,000 and $28,000 for the three months ended June 30, 2020 and 2019, respectively, and approximately $63,000 and $55,000 for the six months ended June 30, 2020 and 2019, respectively.

Note 9 — Stockholders’ Equity

The Company has authorized 50,000,000 shares of common stock, of which 16,575,561 were issued and 16,502,353 outstanding at June 30, 2020; 16,540,478 shares were issued and 16,485,780 were outstanding as of December 31, 2019.

Warrants

The following table summarizes the Company’s warrant activity:

	Warrants
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding – December 31, 2019	2,032,187	$6.75	0.51
Granted	—	—	—
Exercised	(83)	—	—
Expired	(1,894,104)	—	—
Outstanding – June 30, 2020	138,000	$6.75	0.94
Exercisable – June 30, 2020	138,000	$6.75	0.94

The intrinsic value of the common stock warrants was approximately $0 as of June 30, 2020, and December 31, 2019, respectively.

2016 and 2017 Equity Incentive Plans

On January 25, 2018, 80,000 fully vested shares were granted to the Company’s nonemployee directors, and stock options covering 229,334 shares with a four-year vesting period were granted to certain employees. The shares were recorded at the fair value of $5.55 per share for a total of $444,000, and the stock options were valued using a Black Scholes model at $3.52 per option using the assumptions noted in the following table:

Expected volatility	67.8%
Risk-free interest rate	2.5%
Expected life	6.25 years
Dividend yield	0.0%

Expected Volatility. Expected volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate. Expected volatility is based on the historical volatility of the price of our common shares. The Company estimated the expected volatility of the stock options at grant date.

Risk-Free Interest Rate. The risk-free interest rate is based on the implied yield on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term of our stock-based awards.

Expected Term or Life. The expected term or life of stock options granted represents the expected weighted average period of time from the date of grant to the estimated date that the stock option will be fully exercised. The weighted average expected option term is determined using the “simplified method” for options as allowed by the accounting guidance. The “simplified method” calculates the expected term as the average of the vesting term and original contractual term of the options.

The stock options had an intrinsic value of $0 as of June 30, 2020 and December 31, 2019, respectively.

The Company recognizes forfeitures as they occur rather than estimating a forfeiture rate. The reduction of stock compensation expense related to the forfeitures was $0 for the six months ended June 30, 2020 and 2019, respectively.

Unrecognized stock compensation expense was approximately $528,000 as of June 30, 2020, which will be recognized over the remaining vesting period.

A summary of restricted stock activity is presented as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2019	80,417	$5.70
Granted	35,000	4.11
Vested	(66,667)	5.24
Forfeited	—	—
Unvested balance at June 30, 2020	48,750	$5.19

The following table summarizes the Company’s stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding – December 31, 2019	229,334	$5.55	8.07
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Outstanding – June 30, 2020	229,334	$5.55	7.57
Exercisable – June 30, 2020	229,334	$5.55	7.57

Treasury Stock

The Company accounts for purchases of treasury stock under the cost method, with the cost of such purchases reflected in treasury stock in the accompanying condensed balance sheet. As of June 30, 2020 and December 31, 2019, the Company had 73,208 and 54,698 treasury shares, respectively.

Note 10 — Income Taxes

Book income before taxes was negative for the six months ended June 30, 2020. Tax expense for the six months ended June 30, 2020 and 2019 was $0.

There are no uncertain tax positions that would require recognition in the financial statements. If the Company incurs an income tax liability in the future, interest on any income tax liability would be reported as interest expense, and penalties on any income tax liability would be reported as income taxes. The Company’s conclusions regarding uncertain tax positions may be subject to review and adjustment at a later date based upon ongoing analyses of tax laws, regulations and interpretations thereof as well as other factors.

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

As of June 30, 2020, the Company has U.S. federal and certain state tax returns subject to examination, beginning with those filed for the year 2016.

Note 11 — Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements are issued for potential recognition or disclosure. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On August 3, 2020, the Company acquired the business and assets of two mobile aesthetic laser companies in the state of Florida with the intention to establish a new line of business, add recurring revenue stream and gain access to dermatology practices across the state. These all-cash acquisitions are not significant, individually or in the aggregate, and do not provide for any earn-outs or contingency payments.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the information set forth within the financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and with our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019 (“Annual Report”). The statements in this discussion regarding our expectations of our future performance, liquidity and capital resources, our plans, estimates, beliefs and expectations that involve risks and uncertainties, and other non-historical statements in this discussion, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Please see the Introductory Note and Item 1A. Risk Factors of our Annual Report, as updated in our Report on Form 10-Q for the quarter ended March 31, 2020, and in our other filings made from time to time with the SEC after the date of this report.

Overview

We are a medical device company that is committed to providing highly effective, non-invasive and cost-effective treatments for both oncological and non-oncological skin conditions. We use a proprietary low-energy X-ray technology known as superficial radiation therapy (“SRT”), which is a result of over a decade of dedicated research and development. We have successfully incorporated SRT into our portfolio of treatment devices: the SRT-100TM, SRT-100+TM and SRT-100 VisionTM. In February 2019, we received FDA clearance of Sculptura™, a robotic radiation oncology system that provides targeted intraoperative triple-modulated radiotherapy and Brachytherapy utilizing our proprietary, state-of-the-art 3D Beam Sculpting™ to treat patients undergoing cancer treatment during surgery, or at the tumor site, with a single dose.

Components of our results of operations

We manage our business globally within one reportable segment, which is consistent with how our management reviews our business, prioritizes investment and resource allocation decisions and assesses operating performance.

Significant Developments

The outbreak of COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the U.S. and global economies and created uncertainty regarding potential impacts to our employees, operations, and customer demand. We provide medical devices and are considered an “essential business” and have been able to continue to operate. However, the COVID-19 pandemic has significantly impacted our sales and could further impact our operations and the operations of our customers, suppliers and vendors as a result of quarantines, facility closures, and travel and logistics restrictions. The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration, spread, severity, and impact of the COVID-19 pandemic, the effects of the COVID-19 pandemic on our customers, suppliers, and vendors, the remedial actions and stimulus measures adopted by local, state and federal governments, and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic subsides, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future. Therefore, we cannot reasonably estimate the impact at this time.

Results of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019

Revenues	$1,182,948	$7,476,296	$2,862,394	$12,912,895
Cost of Sales	543,294	2,537,102	1,514,238	4,657,723
Gross Profit	639,654	4,939,194	1,348,156	8,255,172
Operating Expenses
Selling and marketing	1,161,845	1,995,263	2,952,815	4,525,608
General and administrative	904,103	963,641	2,233,660	1,976,803
Research and development	1,148,328	1,934,807	2,373,510	3,900,314
Total Operating Expenses	3,214,276	4,893,711	7,559,985	10,402,725
Income (Loss) From Operations	(2,574,622)	45,483	(6,211,829)	(2,147,553)
Other Income (Expense)
Interest income	14,485	66,825	64,586	138,843
Interest expense	(14,445)	—	(14,445)	—
Other Income (Expense), net	40	66,825	50,141	138,843
Net Income (Loss)	$(2,574,582)	$112,308	$(6,161,688)	$(2,008,710)

Three months ended June 30, 2020 compared to the three months ended June 30, 2019

Revenue. Revenue was $1,182,948 for the three months ended June 30, 2020 compared to $7,476,296 for the three months ended June 30, 2019, a decrease of $6,293,348 or 84.2%. The decrease was driven by the lower number of units sold, reflecting the impact of the COVID-19 outbreak, through the second quarter. We expected COVID-19 to significantly impact our business in the second quarter of 2020. Whether and to what extent our revenue improves in the second half of 2020 is largely dependent upon the status of the COVID-19 pandemic and the market’s response to the pandemic.

Cost of sales. Cost of sales was $543,294 for the three months ended June 30, 2020 compared to $2,537,102 for the three months ended June 30, 2019, a decrease of $1,993,808, or 78.6%. The decrease in cost of sales was commensurate with the decrease in sales.

Gross profit. Gross profit was $639,654 for the three months ended June 30, 2020 compared to $4,939,194 for the three months ended June 30, 2019, a decrease of $4,299,540, or 87.0%. Our overall gross profit percentage was 54.1% in the three months ended June 30, 2020 compared to 66.1% in the corresponding period in 2019. The decrease in gross profit was mostly due to the decrease in units sold as a result of the COVID-19 outbreak. We could expect an increase in gross margin, as a percentage of revenue, for the second half of 2020 if we experience an increase in sales, which is largely dependent upon the status of the COVID-19 pandemic and the market’s response to the pandemic.

Selling and marketing. Selling and marketing expense was $1,161,845 for the three months ended June 30, 2020 compared to $1,995,263 for the three months ended June 30, 2019, a decrease of $833,418, or 41.8%. The decrease was primarily attributable to cancellations of trade shows due to COVID-19, a decrease in commission expense due to lower sales and reduced spending on marketing activities.

General and administrative. General and administrative expense was $904,103 for the three months ended June 30, 2020 compared to $963,641 for the three months ended June 30, 2019, a decrease of $59,538, or 6.2%. The net decrease in general and administrative expense was primarily due to a reduction in headcount.

Research and development. Research and development expense was $1,148,328 for the three months ended June 30, 2020 compared to $1,934,807 for the three months ended June 30, 2019, a decrease of $786,479, or 40.6%. The decrease in research and development spending was primarily attributable to the SculpturaTM  project as production began.

Other income (expense). We incur interest expense in connection with our secured credit facility with Silicon Valley Bank and our loan under the Small Business Administration Paycheck Protection Program, and we receive interest income from our cash investments. Interest income decreased due to maturing of our investment in debt securities.

Six months ended June 30, 2020 compared to the six months ended June 30, 2019

Revenue. Revenue was $2,862,394 for the six months ended June 30, 2020 compared to $12,912,895 for the six months ended June 30, 2019, a decrease of $10,050,501 or 77.8%. Whether and to what extent our revenue improves in the second half of 2020 is largely dependent upon the status of the COVID-19 pandemic and the market’s response to the pandemic.

Cost of sales. Cost of sales was $1,514,238 for the six months ended June 30, 2020 compared to $4,657,723 for the six months ended June 30, 2019, a decrease of $3,143,485, or 67.5%. The decrease in cost of sales was commensurate with the decrease in sales.

Gross profit. Gross profit was $1,348,156 for the six months ended June 30, 2020 compared to $8,255,172 for the six months ended June 30, 2019, a decrease of $6,907,016, or 83.7%. Our overall gross profit percentage was 47.1% in the six months ended June 30, 2020 compared to 63.9% in the corresponding period in 2019. The decrease in gross profit was mostly due to the decrease in units sold as a result of the COVID-19 outbreak. An increase in gross margin, as a percentage of revenue, may occur for the second half of 2020 if we experience an increase in sales, which is largely dependent upon the status of the COVID-19 pandemic and the market’s response to the pandemic.

Selling and marketing. Selling and marketing expense was $2,952,815 for the six months ended June 30, 2020 compared to $4,525,608 for the six months ended June 30, 2019, a decrease of $1,572,793, or 34.8%. The decrease was primarily attributable to a decrease in tradeshows expense due to cancellations related to COVID-19, a decrease in commission expense due to lower sales and reduced spending on marketing activities.

General and administrative. General and administrative expense was $2,233,660 for the six months ended June 30, 2020 compared to $1,976,803 for the six months ended June 30, 2019, an increase of $256,856, or 13.0%. The net increase in general and administrative expense was primarily due to one-time severance expenses and related legal fees.

Research and development. Research and development expense was $2,373,510 for the six months ended June 30, 2020 compared to $3,900,314 for the six months ended June 30, 2019, a decrease of $1,526,804, or 39.1%. The decrease in research and development spending was primarily attributable to the SculpturaTM project as production began.

Other income (expense). We incur interest expense in connection with our secured credit facility with Silicon Valley Bank and our loan under the Small Business Administration Paycheck Protection Program, and we receive interest income from our cash investments. Interest income decreased due to maturing of our investment in debt securities.

Financial Condition

Our cash, cash equivalent and investment balance increased to $18.9 million at June 30, 2020 from $15.5 million at December 31, 2019, primarily due to cash provided in operating activities of $2.6 million.

There were no borrowings under the revolving line of credit at June 30, 2020 or December 31, 2019.

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

Liquidity and Capital Resources

Overview

Our liquidity position and capital requirements may be impacted by a number of factors, including the following:

●	our ability to generate and increase revenue;
●	fluctuations in gross margins, operating expenses and net results;
●	the impact of COVID-19; and
●	fluctuations in working capital.

Our primary short-term capital needs, which are subject to change, include expenditures related to:

●	expansion of our sales, marketing and distribution activities; and
●	expansion of our research and development activities.

We regularly evaluate our cash requirements for current operations, commitments, capital requirements and business development transactions, and we may elect to raise additional funds for these purposes in the future.

Cash flows

The following table provides a summary of our cash flows for the periods indicated:

	For the Six Months Ended June 30,
	(unaudited)
	2020	2019
Net Cash Provided by (Used In):
Operating Activities	$2,566,680	$(941,596)
Investing Activities	6,781,560	(2,729,144)
Financing Activities	966,014	2,620,484
Total	$10,314,254	$(1,050,256)

Cash flows from operating activities

Net cash provided by operating activities was $2,566,680 for the six months ended June 30, 2020, consisting of a net loss of $6,161,688 partially offset by a decrease in net operating assets of $7,977,535 and by non-cash charges of $750,833. The decrease in net operating assets was primarily due to a decrease in accounts receivable, partially offset by an increase in inventories, accounts payables and accrued expenses, warranties and deferred revenue. Non-cash charges consisted of stock compensation expense, depreciation and amortization, and a warranty provision. Net cash used in operating activities was $941,596 for the six months ended June 30, 2019, primarily reflecting the operating loss and the increase in accounts receivable and accounts payable and accrued expenses partially offset by an increase in deferred revenue.

Cash flows from investing activities

Net cash provided by investing activities was $6,781,560, mostly due to matured investments of $6,470,817 during the six months ended June 30, 2020. Net cash used in investing activities was $2,729,144 for the six months ended June 30, 2019 due to the purchase of debt securities held-to-maturity of $3,699,718, partially offset by $1,200,000 for investments matured.

Cash flows from financing activities

Net cash provided by financing activities was $966,014 during the six months ended June 30, 2020 mostly from a loan under the Small Business Administration Paycheck Protection Program of $1,022,785. Net cash provided by financing activities was $2,729,144 during the six months ended June 30, 2019, mainly from exercise of 405,813 investor warrants.

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

JOBS Act

We qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act. For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, reduced disclosure obligations relating to the presentation of financial statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation, and shareholder advisory votes on golden parachute compensation. We have availed ourselves of the reduced reporting obligations in this Quarterly Report on Form 10-Q, and expect to continue to avail ourselves of the reduced reporting obligations available to emerging growth companies in future filings.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

As of June 30, 2020, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of June 30, 2020, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

Item 1A. Risk Factors

The following updates the risk factors previously reported in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019:

Our business, results of operations and financial condition could be materially adversely affected by the effects of widespread public health epidemics, including COVID-19, that are beyond our control.

Any outbreaks of contagious diseases, public health epidemics and other adverse public health developments in countries where we, our customers, or our suppliers operate could have a material and adverse effect on our business, results of operations and financial condition. The COVID-19 outbreak, has impacted our sales as social distancing and related concerns have forced physicians to temporarily close their practices during the first quarter of 2020, and is expected to continue to adversely impact our business, and the nature and extent of the impact is highly uncertain and beyond our control. Uncertain factors relating to COVID-19 include the duration, spread and severity of the virus, the effects of the COVID-19 pandemic on our customers, vendors and suppliers, and the actions or perception of actions that may be taken to contain or treat its impact, including declarations of states of emergency, business closures, manufacturing restrictions and a prolonged period of travel, commercial and/or other similar restrictions and limitations.

As a result of COVID-19 and the measures designed to contain its spread, our sales have been, and are expected to continue to be negatively impacted as a result of disruption in demand, which could have a material and adverse effect on our business, results of operations and financial condition. Similarly, our suppliers may not have the materials, capacity, or capability to manufacture our products according to our schedule and specifications. If our suppliers’ operations are impacted, we may need to seek alternate suppliers, which may be more expensive, may not be available, or may result in delays in shipments to us and subsequently to our customers, each of which would affect our results of operations. The duration of the related financial impact to us, cannot be estimated at this time. Should such disruption continue for an extended period of time, the impact could have a material adverse effect on our business, results of operations and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

There were no unregistered sales of securities during the three months ended June 30, 2020.

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

SENSUS HEALTHCARE, INC.

Date: August 10, 2020	/s/ Joseph C. Sardano
Joseph C. Sardano
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2020	/s/ Javier Rampolla
Javier Rampolla
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)