Form 10-K/A
period 2019-12-31
Sensus Healthcare, Inc.
filed 2020-10-02
CIK 1494891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The aggregate market value of the common equity held by non-affiliates of the registrant on June 28, 2019, the last business day of the registrant’s most recently completed second quarter at the time of the original filing of the Form 10-K amended by this Form 10-K/A, was $63,069,039 based on the closing price of $5.54 per share of common stock on the Nasdaq Capital Market on that date. For this purpose, all outstanding shares of common stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and certain 5% stockholders of the registrant; certain of such persons disclaim that they are affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2020
Common Stock, $0.01 par value per share	16,502,353

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the Annual Meeting of Stockholders held on June 5, 2020, are incorporated by reference in Part III.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to amend the Annual Report on Form 10-K of Sensus Healthcare, Inc. (the “Company”), as filed with the Securities and Exchange Commission on March 6, 2020 (the “Original Filing”), to file Exhibit 23.1, Consent of Marcum LLP, Independent Registered Public Accounting Firm, to the incorporation by reference of Marcum LLP’s report dated March 6, 2020, with respect to its audits of the consolidated financial statements of Sensus Healthcare, Inc. as of December 31, 2019 and 2018 and for the years ended December 31, 2019 and 2018 (the “Auditor Consent”) into the Company’s Registration Statement on Form S-8 (Registration No. 333-221372) and the Company’s Registration on Form S-8 (Registration No. 333-212195). The Original Filing inadvertently omitted the Auditor Consent. This Amendment is being filed solely to provide the Auditor Consent. This Amendment does not otherwise modify or update in any way the disclosures contained in the Original Filing.

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Herewith

23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm					*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSUS HEALTHCARE, INC.

Date: October 1, 2020	By: /s/ Joseph C. Sardano
Joseph C. Sardano
Chief Executive Officer