Form 10-Q
period 2020-09-30
Sensus Healthcare, Inc.
filed 2020-11-10
CIK 1494891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-37714

Sensus Healthcare, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-1647271
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

851 Broken Sound Pkwy., NW #215, Boca Raton, Florida	33487
(Address of Principal Executive Offices)	(Zip Code)

(561) 922-5808

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	SRTS	Nasdaq Stock Market, LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an “emerging growth company”. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” and an “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2020, 16,502,353 shares of the Registrant’s Common Stock $0.01 par value were outstanding.

SENSUS HEALTHCARE, INC.

QUARTERLY REPORT ON FORM 10-Q

i

INTRODUCTORY NOTE

Caution Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements about our beliefs, plans, objectives, goals, expectations, estimates, and intentions, among other things. The words “may,” “could,” “should,” “would,” “will,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal”, and similar expressions are intended to identify forward-looking statements. All forward-looking statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. Accordingly, our actual future results may differ materially from those set forth in our forward-looking statements.

Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” in our most recent Annual Report on Form 10-K and in our other reports filed with the Securities and Exchange Commission (“SEC”), as well as:

●	the effects of widespread public health epidemics, including the novel coronavirus (COVID-19), that are beyond our control and any adverse impact in our business, results of operations and financial condition;
●	our ability to achieve and sustain profitability;
●	our ability to successfully commercialize and achieve market acceptance of our products;
●	our ability to compete effectively in selling our products and services, including responding to technological change and cost containment efforts of our customers;
●	the regulatory requirements applicable to us and our competitors, including any adverse regulatory action taken against us;
●	our ability to obtain additional financing in the future, if and as needed, as well as complying with the restrictions our existing revolving credit facility imposes;
●	our ability to expand, manage and maintain our direct sales and marketing organizations;
●	our ability to successfully develop new products, improve or enhance existing products, or acquire complementary products, technologies, services or businesses;
●	our ability to obtain and maintain intellectual property of sufficient scope to adequately protect our products, including the SRT-100, and our ability to avoid infringing or otherwise violating the intellectual property rights of third parties;
●	consolidation in the healthcare industry;
●	the level of availability of government and third-party pay or reimbursement for clinical procedures using our products;
●	the willingness of healthcare providers to purchase our products if coverage, reimbursement and pricing from third party payors for procedures using our products declines;
●	our ability to effectively manage our anticipated growth, including hiring and retaining qualified personnel;
●	our ability to manufacture our products to meet demand;
●	our reliance on third party manufacturers and sole- or single-source suppliers;
●	our ability to reduce the per unit manufacturing cost of our products;
●	our ability to efficiently manage our manufacturing processes;
●	regulatory, legal risks, and operating risks, that our international operations subject us to;
●	off-label use of our products;
●	information technology risks, including risks from cyberattacks and other data breaches, and their adverse effect on our reputation;
●	product quality issues or product defects that could harm our business;
●	the accuracy of our financial statements and accounting estimates, including allowances for accounts receivable and inventory obsolescence;
●	any product liability claims;
●	limited trading in our shares and the concentration of ownership of our shares;
●	new legislation, administrative rules, or executive orders, including those that impact taxes and international trade regulation;
●	the provisions in our certificate of incorporation, bylaws, or Delaware law that discourage takeovers or that limit certain disputes to be brought exclusively in the Delaware Court of Chancery;
●	the concentration of sales to customers in the U.S. and China, including any adverse impact of political developments in China and the COVID-19 epidemic; and
●	our ability to manage any or all of the foregoing.

Factors in addition to those listed above, in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 and our other reports filed with the SEC also could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us or on our behalf speak only as of the date they are made. We do not undertake to update any forward-looking statement, except as may be required by applicable law.

ii

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SENSUS HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30,	As of December 31,
	2020	2019
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$16,127,085	$8,100,288
Investment in debt securities	—	7,389,407
Accounts receivable, net	1,337,768	14,011,180
Inventories	5,284,675	2,997,120
Prepaid and other current assets	1,891,184	1,505,175
Total Current Assets	24,640,712	34,003,170
Property and Equipment, Net	1,458,908	1,082,428
Intangibles, Net	369,201	337,351
Deposits	101,494	101,561
Operating Lease Right-of-Use Assets, Net	1,150,902	1,400,037
Total Assets	$27,721,217	$36,924,547
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$2,587,481	$4,779,435
Deferred revenue, current portion	1,778,881	1,191,898
Operating lease liabilities, current portion	299,644	309,524
Product warranties	95,769	187,454
Total Current Liabilities	4,761,775	6,468,311
Loan Payable	1,022,785	—
Operating Lease Liabilities	889,400	1,115,529
Deferred Revenue, Net of Current Portion	632,626	1,339,285
Total Liabilities	7,306,586	8,923,125
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, 5,000,000 shares authorized and none issued and outstanding	—	—
Common stock, $0.01 par value – 50,000,000 authorized; 16,575,561 issued and 16,502,353 outstanding at September 30, 2020; 16,540,478 issued and 16,485,780 outstanding at December 31, 2019	165,755	165,404
Additional paid-in capital	43,638,253	43,314,123
Treasury stock, 73,208 and 54,698 shares at cost, at September 30, 2020 and December 31, 2019, respectively	(309,901)	(252,570)
Accumulated deficit	(23,079,476)	(15,225,535)
Total Stockholders’ Equity	20,414,631	28,001,422
Total Liabilities and Stockholders’ Equity	$27,721,217	$36,924,547

See accompanying notes to the unaudited condensed consolidated financial statements.

SENSUS HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

Revenues	$1,620,163	$5,840,945	$4,482,557	$18,753,839
Cost of Sales	947,786	1,997,111	2,462,024	6,654,835
Gross Profit	672,377	3,843,834	2,020,533	12,099,004
Operating Expenses
Selling and marketing	1,034,170	2,124,146	3,986,985	6,649,754
General and administrative	975,876	957,184	3,209,536	2,933,985
Research and development	941,735	1,567,634	3,315,245	5,467,947
Total Operating Expenses	2,951,781	4,648,964	10,511,766	15,051,686
Loss From Operations	(2,279,404)	(805,130)	(8,491,233)	(2,952,682)
Other Income (Expense)
Gain on acquisition	588,011	—	588,011	—
Interest income	1,718	74,736	66,304	213,578
Interest expense	(2,578)	—	(17,023)	—
Other Income (Expense), net	587,151	74,736	637,292	213,578
Net Loss	$(1,692,253)	$(730,394)	$(7,853,941)	$(2,739,104)
Net Loss per share –
Basic and Diluted	$(0.10)	$(0.04)	$(0.48)	$(0.17)
Weighted average number of shares used in computing net loss per share –
Basic and Diluted	16,453,603	16,367,863	16,427,524	16,296,272

See accompanying notes to the unaudited condensed consolidated financial statements.

SENSUS HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
December 31, 2018	16,145,915	$161,459	$39,957,905	(33,454)	$(133,816)	$(13,525,532)	$26,460,016
Stock based compensation	—	—	154,535	—	—	—	154,535
Exercise of warrants	400,281	4,002	2,697,895	—	—	—	2,701,897
Net loss	—	—	—	—	—	(2,121,018)	(2,121,018)
March 31, 2019 (unaudited)	16,546,196	$165,461	$42,810,335	(33,454)	$(133,816)	$(15,646,550)	$27,195,430
Stock based compensation	—	—	158,145	—	—	—	158,145
Surrender of Shares for tax withholding on stock compensation	—	—	—	(21,244)	(118,754)	—	(118,754)
Exercise of warrants	5,532	56	37,285	—	—	—	37,341
Net income	—	—	—	—	—	112,308	112,308
June 30, 2019 (unaudited)	16,551,728	$165,517	$43,005,765	(54,698)	$(252,570)	$(15,534,242)	$27,384,470
Stock based compensation			158,145				158,145
Net loss						(730,394)	(730,394)
September 30, 2019 (unaudited)	16,551,728	$165,517	$43,163,910	(54,698)	$(252,570)	$(16,264,636)	$26,812,221

December 31, 2019	16,540,478	$165,404	$43,314,123	(54,698)	$(252,570)	$(15,225,535)	$28,001,422
Stock based compensation	30,000	300	155,479	—	—	—	155,779
Surrender of Shares for tax withholding on stock compensation	—	—	—	(742)	(3,139)	—	(3,139)
Net loss	—	—	—	—	—	(3,587,106)	(3,587,106)
March 31, 2020 (unaudited)	16,570,478	$165,704	$43,469,602	(55,440)	$(255,709)	$(18,812,641)	$24,566,956
Stock based compensation	5,000	50	130,944	—	—	—	130,994
Surrender of Shares for tax withholding on stock compensation	—	—	—	(17,768)	(54,192)	—	(54,192)
Exercise of warrants	83	1	559	—	—	—	560
Net loss	—	—	—	—	—	(2,574,582)	(2,574,582)
June 30, 2020 (unaudited)	16,575,561	$165,755	$43,601,105	(73,208)	$(309,901)	$(21,387,223)	$22,069,736
Stock based compensation			37,148				37,148
Net loss						(1,692,253)	(1,692,253)
September 30, 2020 (unaudited)	16,575,561	$165,755	$43,638,253	(73,208)	$(309,901)	$(23,079,476)	$20,414,631

See accompanying notes to the unaudited condensed consolidated financial statements.

SENSUS HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash Flows From Operating Activities
Net loss	$(7,853,941)	$(2,739,104)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Bad debts (recovery)	24,000	(7,253)
Depreciation and amortization	483,789	415,126
Provision for product warranties	166,833	205,037
Stock based compensation	323,920	470,825
Gain on bargain purchase	(588,011)	—
Decrease (increase) in:
Accounts receivable	12,687,895	(344,703)
Inventories	(2,287,555)	(679,972)
Prepaid and other current assets	(136,807)	(180,678)
Increase (decrease) in:
Accounts payable and accrued expenses	(2,515,690)	(473,252)
Deferred revenue	(119,676)	945,201
Product warranties	(258,518)	(177,799)
Total Adjustments	7,780,180	172,532
Net Cash Used In Operating Activities	(73,761)	(2,566,572)
Cash Flows from Investing Activities
Acquisition of property and equipment	(254,863)	(542,484)
Investment in debt securities - held to maturity	—	(8,390,137)
Investments matured	7,389,407	3,300,000
Net Cash Provided By (Used In) Investing Activities	7,134,544	(5,632,621)
Cash Flows from Financing Activities
Loan proceeds	1,022,785	—
Withholding taxes on stock compensation	(57,331)	(118,754)
Exercise of warrants	560	2,739,238
Net Cash Provided By Financing Activities	966,014	2,620,484
Net Increase (Decrease) in Cash and Cash Equivalents	8,026,797	(5,578,709)
Cash and Cash Equivalents – Beginning	8,100,288	12,484,256
Cash and Cash Equivalents – Ending	$16,127,085	$6,905,547
Supplemental Disclosure of Cash Flow Information
Interest paid	$12,456	$—
Non-Cash Investing and Financing Activities
Transfer of inventory to property and equipment	$—	$51,234
Lease liabilities arising from obtaining right-of-use-assets	$—	$1,714,814

See accompanying notes to the unaudited condensed consolidated financial statements.

SENSUS HEALTHCARE, INC.
NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

Note 1 — Organization and Summary of Significant Accounting Policies

Description of the Business

Sensus Healthcare, Inc. (the “Company”) is a manufacturer of radiation therapy devices and sells the devices to healthcare providers globally through its distribution and marketing network. The Company operates as one segment from its corporate headquarters located in Boca Raton, Florida.

Basis of Presentation

The accompanying unaudited condensed financial statements in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America, or (“GAAP”), and the rules and regulations of the SEC. Accordingly, they do not include certain footnotes and financial presentations normally required under GAAP for complete financial statements. The interim financial information is unaudited, but reflects all normal adjustments and accruals which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s Form 10-K, filed with the SEC. The results for the nine months ended September 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period.

Principles of consolidation

The accompanying condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary in Israel. All inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates as to which it is reasonably possible that a change could occur in the near term include inventory reserves, receivable allowances, recoverability of long-lived assets and the Company’s product warranties. Actual results could differ from those estimates.

Impact of COVID-19

The outbreak of COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the U.S. and global economies and created uncertainty regarding potential impacts to the Company’s employees, operations, and customer demand. The Company, which provides medical devices, is considered an “essential business” and has been able to continue to operate and service its customers. However, the COVID-19 pandemic has significantly impacted the Company’s sales in the first three quarters of 2020, as social distancing forced physicians to temporarily close their practices, and could further impact the Company’s operations and the operations of the Company’s customers, suppliers and vendors as a result of ongoing quarantines, facility closures, and travel and logistics restrictions. The extent to which the COVID-19 pandemic impacts the Company’s business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to the duration, spread, severity, and impact of the COVID-19 pandemic, the effects of the COVID-19 pandemic on the Company’s customers, suppliers, and vendors, the remedial actions and stimulus measures adopted by local, state and federal governments, and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, the Company may continue to experience adverse impacts to its business as a result of any economic recession or depression that has occurred or may occur in the future. Therefore, the Company cannot reasonably estimate the impact at this time.

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

The Company’s revenue consists of sales of the Company’s devices and services related to maintaining and repairing the devices. The agreement for the sale of the devices and the service contract are usually signed at the same time, although in some instances a service contract is signed on a stand-alone basis. Revenue for service contracts is recognized over the service contract period on a straight-line basis. The Company has determined that in practice no significant discount is given on the service contract when it is offered with the device purchase as compared to when it is sold on a stand-alone basis. The service level provided is identical whether the service contract is purchased stand-alone or together with the device. There is no termination provision in the service contract nor are there any penalties in practice for cancellation of the service contract. The service contract is not considered a performance obligation until it is paid, and it does not provide a material right for a significant discount when purchased with the device. The service portion of a sales contract or a stand-alone service contract is accounted for over the period of time of the service contract only when the customer pays for the service contract.

Disaggregated revenue for the three and nine months ended September 30, 2020 and 2019 was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Product Revenue	$475,208	$5,301,891	$1,620,789	$17,202,342
Service Revenue	1,144,955	539,054	2,861,768	1,551,497
Total Revenue	$1,620,163	$5,840,945	$4,482,557	$18,753,839

The Company operates in a highly regulated environment, primarily in the U.S. dermatology market, in which state regulatory approval is sometimes required prior to the customer being able to use the product. In these cases, where regulatory approval is pending, revenue is deferred until such time as regulatory approval is obtained.

Deferred revenue activity during the nine months ended September 30, 2020 was as follows:

	Product	Service	Total
December 31, 2019	$—	$2,531,183	$2,531,183
Revenue recognized	—	(2,064,316)	(2,064,316)
Amounts invoiced	120,164	1,824,476	1,944,640
September 30, 2020	$120,164	$2,291,343	$2,411,507

The Company does not disclose information about remaining performance obligations with respect to deposits for products that have original expected durations of one year or less. Estimated service revenue to be recognized in the future related to the performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2020 was as follows:

Year	Service Revenue
2020 (October 1 – December 31, 2020)	$508,704
2021	1,333,903
2022	389,235
2023	39,667
2024	19,834
Total	$2,291,343

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

Segment and Geographical Information

The Company’s revenue is generated primarily from customers in the United States, which represented approximately 79% and 100% for the three months ended September 30, 2020 and 2019, and approximately 92% and 91% for the nine months ended September 30, 2020 and 2019, respectively. A customer in the U.S. accounted for approximately 32% and 83% of revenues for the three months ended September 30, 2020 and 2019, respectively; approximately 23% and 70% for the nine months ended September 30, 2020 and 2019, respectively; and approximately 24% and 79% of the accounts receivable as of September 30, 2020 and December 31, 2019, respectively. Two customers in China accounted for approximately 20% of revenues for the three months ended September 30, 2020.

Cash and Cash Equivalents

The Company maintains its cash and cash equivalents with financial institutions which balances exceed federally insured limits ($250,000 for deposits). As of September 30, 2020 and December 31, 2019, the Company had approximately $15,862,000 and $7,740,000, respectively in excess of federally insured limits.

For purposes of the statement of cash flows, cash equivalents primarily consist of highly liquid financial investments with original maturities of three months or less.

Investments

Short-term investments consist of investments that the Company expects to convert into cash within one year and long-term investments are those that the Company expects to convert to cash after one year. The Company classifies its investments in debt securities at the time of purchase as held-to-maturity and re-evaluates such classification on a quarterly basis. Held-to-maturity investments consist of securities that the Company has the intent and ability to retain until maturity. These securities are carried at amortized cost plus accrued interest and consist of the following:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Short-Term:
Corporate bonds	$6,690,678	$4,251	$—	$6,694,929
United States Treasury bonds	698,729	1,302	—	700,031
Total Short Term:	7,389,407	5,553	—	7,394,960

Total Investments December 31, 2019	$7,389,407	$5,553	$—	$7,394,960

Short-Term:
Corporate bonds	$—	$—	$—	$—
Total Short Term:	—	—	—	—

Total Investments September 30, 2020	$—	$—	$—	$—

Accounts Receivable

The Company does business and extends credit based on an evaluation of each customer’s financial condition, generally without requiring collateral. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The allowance for doubtful accounts was approximately $24,000 and $80,000 as of September 30, 2020 and December 31, 2019.

Inventories

Inventories consist of finished product and components and are stated at the lower of cost or net realizable value, determined using the first-in-first-out method.

Earnings Per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed by giving effect to all potential dilutive common share equivalents outstanding for the period, using the treasury stock method for options and warrants, as well as unvested restricted shares. In periods when the Company has incurred a net loss, options, warrants and unvested shares are considered common share equivalents but have been excluded from the calculation of diluted net loss per share as their effect is antidilutive. Shares were excluded as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Shares	—	17,671	—	8,499
Stock options	—	10,639	—	32,000

Advertising Costs

Advertising and promotion expenses are charged to expense as incurred. Advertising and promotion expense included in selling expense in the accompanying statements of operations amounted to approximately $71,000 and $307,000 for the three months ended September 30, 2020 and 2019, respectively, and $415,000 and $1,035,000 for the nine months ended September 30, 2020 and 2019, respectively.

Leases

The Company evaluates arrangements at inception to determine if an arrangement is or contains a lease. Operating lease assets represent the Company’s right to use an underlying asset for the lease term, and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise the option. To determine the present value of the lease payments, the Company uses an incremental borrowing rate that the Company would expect to incur for a fully collateralized loan over a similar term under similar economic conditions.

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

 Note 2 — ACQUISITIONS

On August 3, 2020, the Company acquired two mobile aesthetic laser companies. The acquisition of these two companies is expected to complement and expand the Company’s current offerings.

The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the transaction. A summary of the estimated fair values of the assets acquired and liabilities assumed is as follows:

Fair Value
Accounts receivable	$38,483
Property and equipment	528,300
Finite-lived intangible assets:
Trade names	22,218
Customer relationships	86,737
Other liabilities assumed	(87,727)

Bargain purchase gain	$588,011

The aggregate purchase price of $999,000 was deemed to be compensation for post-acquisition services and will be recorded as compensation expense over the remaining service periods.

A bargain purchase gain results from an acquisition if the fair value of the purchase consideration paid in connection with such acquisition is less than the net fair value of the assets acquired, and liabilities assumed. Accordingly, the Company recorded a bargain purchase gain of $588,011 which is included in other income on the consolidated statements of operations for the three and nine months ended September 30, 2020.

Finite-lived intangible assets are amortized over their estimated useful lives, which range from one to 13 years.

For the nine months ended September 30, 2020, the acquisition of these two laser rental companies contributed approximately $23,000 to gross profit and did not have a material impact on net loss. Consequently, the Company has not presented pro forma financial statements for this acquisition.

Note 3 — Property and Equipment

	As of September 30, 2020	As of December 31, 2019	Estimated Useful Lives
	(unaudited)
Operations equipment	$2,055,666	$1,280,209	3 years
Tradeshow and demo equipment	918,000	914,891	3 years
Computer equipment	122,179	117,596	3 years
	3,095,845	2,312,696
Less accumulated depreciation	(1,636,937)	(1,230,268)
Property and Equipment, Net	$1,458,908	$1,082,428

Depreciation expense was approximately $155,000 and $110,000, for the three months ended September 30, 2020 and 2019, respectively, and approximately $407,000 and $343,000, for the nine months ended September 30, 2020 and 2019, respectively.

Note 4 — INTANGIBLES

	Patent Rights	Customer Relationships	Trade Names	Total

December 31, 2019	$337,351	$—	$—	$337,351
Acquired assets	—	86,737	22,218	108,955
Amortization expense	(72,290)	(1,112)	(3,703)	(77,105)
September 30, 2020 (unaudited)	$265,061	$85,625	$18,515	$369,201

Amortization expense was approximately $29,000 and $24,000 for the three months ended September 30, 2020 and 2019, respectively, and approximately $77,000 and $72,000 for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, future remaining amortization expense for each of the five succeeding years is as follows:

Year
2020 (October 1 – December 31, 2020)	$31,319
2021	116,019
2022	103,058
2023	54,865
2024	6,672
Thereafter	57,268
Total	$369,201

Note 5 — Debt

The Company has a revolving credit facility that, through April 2020, provided for maximum borrowings equal to the lesser of (a) the $5 million commitment amount or (b) a borrowing base equal to 80% of eligible accounts receivable plus a $2.5 million non-formula sublimit. In October 2019, the term of the facility was extended through January 29, 2020; in January 2020, the term was further extended through April 28, 2020; and in April 2020, the term was further extended to April 1, 2022 and the maximum borrowings were increased to the lesser of (a) the $10 million commitment amount or (b) the borrowing base plus a $3 million non-formula sublimit. Interest on any borrowings, at Prime plus 0.75% (4.00% at September 30, 2020) and Prime plus 1.50% on non-formula borrowings (4.75% at September 30, 2020), is payable monthly, and the outstanding principal and interest are due on the maturity date. The facility is secured by all of the Company’s assets and limits the amount of additional indebtedness; restricts the sale, disposition or transfer of assets of the Company; and requires the maintenance of a monthly adjusted quick ratio restrictive covenant, as defined in the agreement. The Company was in compliance with its financial covenants as of September 30, 2020 and December 31, 2019. There were no borrowings outstanding under the revolving credit facility at September 30, 2020 and December 31, 2019. The Company pays commitment fees of 0.25% per annum on the average unused portion of the line of credit.

On April 20, 2020, the Company received a loan under the Small Business Administration Paycheck Protection Program enabled by the CARES Act of 2020, in the amount of $1,022,785 to be used for employee compensation and facilities costs. The loan provided for a six-month deferral period during which no payments were due, although interest accrued during this period. The loan matures in April 2022 and provides for interest at the rate of 1% per annum. The loan is subject to forgiveness for principal that is used for the limited purposes that expressly qualify for forgiveness under SBA requirements. The Company submitted the forgiveness application in the amount of $796,710 on October 19, 2020 but there is no assurance that this portion of the loan will be forgiven.

Note 6 — Product Warranties

Changes in product warranty liability were as follows for the nine months ended September 30, 2020:

Balance, beginning of period	$187,454
Warranties accrued during the period	166,833
Payments on warranty claims	(258,518)
Balance, end of period	$95,769

Note 7 — Leases

Operating Lease Agreements

The Company leases its headquarters office from an unrelated third party. The lease was last renewed in 2016 and expires in September 2022 with an option to extend with prior notice and with terms to be negotiated. The Company’s Israeli subsidiary entered into a two-year lease for office space starting in September 2018 which expired in August 2020; a renewal option was not exercised, but the subsidiary entered into a six-month lease in August 2020 with options to renew every six months.

In March 2019, the Company’s Israeli subsidiary signed a 10-year lease for a 5,800 square foot manufacturing facility. The landlord provided a rent-free grace period from April to July 2019, after which the 10-year lease term began. The initial monthly rental payment was approximately $5,300 and will be subject to periodic escalations at amounts specified in the lease plus the consumer price index. In addition, the subsidiary is responsible for maintenance fees covering its portion of the expenses of common areas. After 2, 4, 6 and 8 years, and with 180 days’ prior notice, the subsidiary has the right to terminate the lease at its sole discretion without penalty.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of September 30, 2020.

Maturity of Operating Lease Liabilities	Amount
2020 (October 1 – December 31, 2020)	$86,414
2021	348,122
2022	284,578
2023	104,343
2024	105,843
Thereafter	494,732
Total undiscounted operating leases payments	$1,424,032
Less: Imputed interest	(234,988)
Present Value of Operating Lease Liabilities	$1,189,044

Other Information
Weighted-average remaining lease term	6.1 years
Weighted-average discount rate	5.0%

An initial Right of Use (“ROU”) asset of approximately $805,000 was recognized as a non-cash assets addition with the adoption of a new lease accounting standard. The value of the ROU asset was reduced by approximately $249,000 and $330,000 for the nine months ended September 30, 2020 and the year ended December 31, 2019, respectively. Cash paid for amounts included in the present value of operating lease liabilities of approximately $272,000 and $310,000 for the nine months ended September 30, 2020 and the year ended December 31, 2019, respectively, is included in operating cash flows. Operating lease cost was approximately $285,000 and $255,000 for the nine months ended September 30, 2020 and 2019, respectively.

Note 8 — Commitments and Contingencies

Manufacturing Agreement

In 2010, the Company entered into a three-year contract manufacturing agreement with an unrelated third party for the production and manufacture of the SRT-100 (and subsequently the SRT-100 Vision and the SRT-100 Plus), in accordance with the Company’s product specifications. The agreement renews for successive one-year periods unless either party notifies the other party in writing, at least 60 days prior to the anniversary date of the agreement, that it will not renew the agreement. The Company or the manufacturer may terminate the agreement upon 90 days’ prior written notice.

Purchases from this manufacturer totaled approximately $551,000 and $1,521,000 for the three months ended September 30, 2020 and 2019, respectively, and approximately $2,360,000 and $5,250,000 for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, and December 31, 2019 approximately $764,000 and $1,104,000, respectively, was due to this manufacturer, which is presented in accounts payable and accrued expenses in the accompanying balance sheets.

Legal contingencies

The Company is party to certain legal proceedings in the ordinary course of business. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and related contingencies.

In 2015, the Company learned that the Department of Justice (the “Department”) had commenced an investigation of the billing to Medicare by a physician who had treated patients with the Company’s SRT-100. The Company has received two Civil Investigative Demands from the Department seeking documents and written responses in connection with that investigation. The Company has fully cooperated with the investigation. The Department previously advised the Company that it was considering expanding the investigation to determine whether the Company had any involvement in the physician’s use of certain reimbursement codes. The Company disputes that it has engaged in any wrongdoing with respect to such reimbursement claims; among other things, the Company does not submit claims for reimbursement or provide coding or billing advice to physicians. To the Company’s knowledge, the Department has made no determination as to whether the Company engaged in any wrongdoing, or whether to pursue any legal action against the Company. Should the Department decide to pursue legal action, the Company believes it has strong and meritorious defenses and will vigorously defend itself. At this time, the Company is unable to estimate the cost associated with this matter.

Note 9 — Employee Benefit Plans

The Company sponsors a 401(k) defined contribution retirement plan that allows eligible employees to contribute a portion of their compensation through payroll deductions in accordance with specified plan guidelines. The Company makes contributions to the plans that include matching a percentage of the employees’ contributions up to certain limits. Expenses related to this plan totaled approximately $31,000 and $28,000 for the three months ended September 30, 2020 and 2019, respectively, and approximately $94,000 and $83,000 for the nine months ended September 30, 2020 and 2019, respectively.

Note 10 — Stockholders’ Equity

The Company has authorized 50,000,000 shares of common stock, of which 16,575,561 were issued and 16,502,353 outstanding at September 30, 2020; 16,540,478 shares were issued and 16,485,780 were outstanding as of December 31, 2019.

Warrants

The following table summarizes the Company’s warrant activity:

	Warrants
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding – December 31, 2019	2,032,187	$6.75	0.51
Granted	—	—	—
Exercised	(83)	—	—
Expired	(1,894,104)	—	—
Outstanding – September 30, 2020	138,000	$6.75	0.69
Exercisable – September 30, 2020	138,000	$6.75	0.69

The intrinsic value of the common stock warrants was $0 as of September 30, 2020, and December 31, 2019, respectively.

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

The stock options had an intrinsic value of $0 as of September 30, 2020 and December 31, 2019, respectively.

Unrecognized stock compensation expense was approximately $393,000 as of September 30, 2020, which will be recognized over the remaining vesting period.

A summary of restricted stock activity is presented as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2019	80,417	$5.70
Granted	35,000	4.11
Vested	(66,667)	5.24
Forfeited	—	—
Unvested balance at September 30, 2020	48,750	$5.19

The following table summarizes the Company’s stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding – December 31, 2019	229,334	$5.55	8.07
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Outstanding – September 30, 2020	229,334	$5.55	7.32
Exercisable – September 30, 2020	229,334	$5.55	7.32

Treasury Stock

The Company accounts for purchases of treasury stock under the cost method, with the cost of such purchases reflected in treasury stock in the accompanying condensed balance sheet. As of September 30, 2020 and December 31, 2019, the Company had 73,208 and 54,698 treasury shares, respectively.

Note 11 — Income Taxes

Income before taxes was negative for the nine months ended September 30, 2020. Tax expense for the nine months ended September 30, 2020 and 2019 was $0.

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

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes, (“ASC 740”) which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

As of September 30, 2020, the Company has U.S. federal and certain state tax returns subject to examination, beginning with those filed for the year 2016.

Note 12 — Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements are issued for potential recognition or disclosure. The Company did not identify any subsequent events that would require accrual or additional disclosures.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the information set forth within the financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and with our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019 (“Annual Report This discussion includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Please see the Introductory Note and Item 1A. Risk Factors of our Annual Report, as updated in our Report on Form 10-Q for the quarter ended March 31, 2020, and in our other filings made from time to time with the SEC after the date of this report.

Overview

We are a medical device company that is committed to providing highly effective, non-invasive and cost-effective treatments for both oncological and non-oncological skin conditions. We use a proprietary low-energy X-ray technology known as superficial radiation therapy (“SRT”), which is a result of over a decade of dedicated research and development. We have successfully incorporated SRT into our portfolio of treatment devices: the SRT-100TM, SRT-100+TM and SRT-100 VisionTM. In February 2019, we received FDA clearance of Sculptura™, a robotic radiation oncology system that provides targeted intraoperative triple-modulated radiotherapy and Brachytherapy utilizing our proprietary, state-of-the-art 3D Beam Sculpting™ to treat patients undergoing cancer treatment during surgery, or at the tumor site, with a single dose. In August 2020, the Company acquired two mobile aesthetic laser rental companies that are expected to complement and expand the Company’s current offerings.

Components of our results of operations

We manage our business globally within one reportable segment, which is consistent with how our management reviews our business, prioritizes investment and resource allocation decisions and assesses operating performance.

Significant Developments

The outbreak of COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the U.S. and global economies and created uncertainty regarding potential impacts to our employees, operations, and customer demand. We provide medical devices and are considered an “essential business” and have been able to continue to operate. However, the COVID-19 pandemic has significantly impacted our sales and could further impact our operations and the operations of our customers, suppliers and vendors as a result of ongoing quarantines, facility closures, and travel and logistics restrictions. The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration, spread, severity, and impact of the COVID-19 pandemic, the effects of the COVID-19 pandemic on our customers, suppliers, and vendors, the remedial actions and stimulus measures adopted by local, state and federal governments, and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic subsides, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future. Therefore, we cannot reasonably estimate the impact at this time.

Results of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

Revenues	$1,620,163	$5,840,945	$4,482,557	$18,753,839
Cost of Sales	947,786	1,997,111	2,462,024	6,654,835
Gross Profit	672,377	3,843,834	2,020,533	12,099,004
Operating Expenses
Selling and marketing	1,034,170	2,124,146	3,986,985	6,649,754
General and administrative	975,876	957,184	3,209,536	2,933,985
Research and development	941,735	1,567,634	3,315,245	5,467,947
Total Operating Expenses	2,951,781	4,648,964	10,511,766	15,051,686
Loss From Operations	(2,279,404)	(805,130)	(8,491,233)	(2,952,682)
Other Income (Expense)
Gain on acquisition	588,011	—	588,011
Interest income	1,718	74,736	66,304	213,578
Interest expense	(2,578)	—	(17,023)	—
Other Income (Expense), net	587,151	74,736	637,292	213,578
Net Loss	$(1,692,253)	$(730,394)	$(7,853,941)	$(2,739,104)

Three months ended September 30, 2020 compared to the three months ended September 30, 2019

Revenue. Revenue was $1,620,163 for the three months ended September 30, 2020 compared to $5,840,945 for the three months ended September 30, 2019, a decrease of $4,220,782 or 72.3%. The decrease was driven by the lower number of units sold, reflecting the impact of the COVID-19 outbreak, through the third quarter. COVID-19 continued to significantly impact our business in the third quarter of 2020. Whether and to what extent our revenue improves for the fourth quarter of 2020 is largely dependent upon the status of the COVID-19 pandemic and the market’s response to the pandemic.

Cost of sales. Cost of sales was $947,786 for the three months ended September 30, 2020 compared to $1,997,111 for the three months ended September 30, 2019, a decrease of $1,049,326, or 52.5%. The decrease in cost of sales was commensurate with the decrease in sales.

Gross profit. Gross profit was $672,377 for the three months ended September 30, 2020 compared to $3,843,834 for the three months ended September 30, 2019, a decrease of $3,171,457, or 82.5%. Our overall gross profit percentage was 41.5% in the three months ended September 30, 2020 compared to 65.8% in the corresponding period in 2019. The decrease in gross profit was mostly due to the decrease in units sold as a result of the COVID-19 outbreak while still incurring fixed compensation costs, depreciation and amortization expenses. Gross margin, as a percentage of revenue, might increase for the fourth quarter of 2020 if we experience an increase in sales, but any such increase is largely dependent upon the status of the COVID-19 pandemic and the market’s response to the pandemic.

Selling and marketing. Selling and marketing expense was $1,034,170 for the three months ended September 30, 2020 compared to $2,124,146 for the three months September 30, 2019, a decrease of $1,089,976, or 51.3%. The decrease was primarily attributable to cancellations of trade shows due to COVID-19, a decrease in commission expense due to lower sales and reduced spending on marketing activities.

General and administrative. General and administrative expense was $975,876 for the three months ended September 30, 2020 compared to $957,184 for the three months ended September 30, 2019 was relatively unchanged.

Research and development. Research and development expense was $941,735 for the three months ended September 30, 2020 compared to $1,567,634 for the three months ended September 30, 2019, a decrease of $625,899, or 39.9%. The decrease in research and development spending was primarily attributable to entering into the production phase of the SculpturaTM project.

Other income (expense). Other income was $587,151 for the three months ended September 30, 2020 compared to $74,736 for the three months ended September 30, 2019, an increase of $512,415 or 685.6%. The net increase was primarily attributable to a bargain purchase gain recorded as a result of an acquisition (See Note 2, Acquisitions, for more information. In addition, we incurred interest expense in connection with our secured credit facility with Silicon Valley Bank and our loan under the Small Business Administration Paycheck Protection Program, and we received interest income from our cash investments. Interest income decreased due to the maturing of our investment in debt securities.

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

Revenue. Revenue was $4,482,557 for the nine months ended September 30, 2020 compared to $18,753,839 for the nine months ended September 30, 2019, a decrease of $14,271,282 or 76.1%. Whether, and to what extent, our revenue improves in the fourth quarter of 2020 is largely dependent upon the status of the COVID-19 pandemic and the market’s response to the pandemic.

Cost of sales. Cost of sales was $2,462,024 for the nine months ended September 30, 2020 compared to $6,654,835 for the nine months ended September 30, 2019, a decrease of $4,192,811, or 63.0%. The decrease in cost of sales was commensurate with the decrease in sales.

Gross profit. Gross profit was $2,020,533 for the nine months ended September 30, 2020 compared to $12,099,004 for the nine months ended September 30, 2019, a decrease of $10,078,471, or 83.3%. Our overall gross profit percentage was 45.1% in the nine months ended September 30, 2020 compared to 64.5% in the corresponding period in 2019. The decrease in gross profit was mostly due to the decrease in units sold as a result of the COVID-19 outbreak while still incurring fixed compensation costs, depreciation and amortization expenses. Gross margin, as a percentage of revenue, might increase for the fourth quarter of 2020 if we experience an increase in sales, but any such increase is largely dependent upon the status of the COVID-19 pandemic and the market’s response to the pandemic.

Selling and marketing. Selling and marketing expense was $3,986,985 for the nine months ended September 30, 2020 compared to $6,649,754 for the nine months ended September 30, 2019, a decrease of $2,662,769, or 40.0%. The decrease was primarily attributable to a decrease in tradeshows expense due to cancellations related to COVID-19, a decrease in commission expense due to lower sales and reduced spending on marketing activities.

General and administrative. General and administrative expense was $3,209,536 for the nine months ended September 30, 2020 compared to $2,933,985 for the nine months ended September 30, 2019, an increase of $275,551, or 9.4%. The net increase in general and administrative expense was primarily due to an increase in bad debt, one-time severance costs, and insurance expense offset by reductions in travel and headcount.

Research and development. Research and development expense was $3,315,245 for the nine months ended September 30, 2020 compared to $5,467,947 for the nine months ended September 30, 2019, a decrease of $2,152,702, or 39.4%. The decrease in research and development spending was primarily attributable to entering into the production phase of the SculpturaTM project.

Other income (expense). Other income was $637,292 for the nine months ended September 30, 2020 compared to $213,578 for the nine months ended September 30, 2019, an increase of $423,714 or 198.4%. The net increase was primarily attributable to a bargain purchase gain recorded as a result of an acquisition (See Note 2, Acquisitions, for more information. We incurred interest expense in connection with our secured credit facility with Silicon Valley Bank and our loan under the Small Business Administration Paycheck Protection Program, and we received interest income from our cash investments. Interest income decreased due to the maturing of our investment in debt securities.

Financial Condition

Our cash, cash equivalent and investment balance increased to $16,127,085 at September 30, 2020 from $15,489,695 at December 31, 2019, primarily due to cash provided in financing activities of $966,014.

There were no borrowings under the revolving line of credit at September 30, 2020 or December 31, 2019.

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

Cash flows

The following table provides a summary of our cash flows for the periods indicated:

	For the Nine Months Ended September 30,
	(unaudited)
	2020	2019
Net Cash Provided by (Used In):
Operating Activities	$(73,761)	$(2,566,572)
Investing Activities	7,134,544	(5,632,621)
Financing Activities	966,014	2,620,484
Total	$8,026,797	$(5,578,709)

Cash flows from operating activities

Net cash used in operating activities was $73,761 for the nine months ended September 30, 2020, consisting of a net loss of $7,853,941 partially offset by a decrease in net operating assets of $7,369,649, and by non-cash charges of $410,531. The decrease in net operating assets was primarily due to a decrease in accounts receivable, partially offset by an increase in inventories, accounts payable and accrued expenses, warranties and deferred revenue. Non-cash charges consisted of gain a on bargain purchase (See Note 2, Acquisitions, for more information, allowance for bad debt, stock compensation expense, depreciation and amortization, and a warranty provision. Net cash used in operating activities was $2,566,572 for the nine months ended September 30, 2019, primarily reflecting the operating loss and the increase in accounts receivable and accounts payable and accrued expenses partially offset by an increase in deferred revenue.

Cash flows from investing activities

Net cash provided by investing activities was $7,134,544, mostly due to matured investments of $7,389,407 during the nine months ended September 30, 2020. Net cash used in investing activities was $5,632,621 for the nine months ended September 30, 2019 due to the purchase of debt securities held-to-maturity of $8,390,137, partially offset by $3,300,000 for investments matured.

Cash flows from financing activities

Net cash provided by financing activities was $966,014 during the nine months ended September 30, 2020 mostly from a loan of $1,022,785 under the Small Business Administration Paycheck Protection Program. Net cash provided by financing activities was $2,620,484 during the nine months ended September 30, 2019, mainly from the exercise of 405,813 warrants.

Indebtedness

Please see Note 5 to the financial statements.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and do not currently have, any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S., or GAAP. We have identified certain accounting policies as critical to understanding our financial condition and results of our operations. For a detailed discussion on the application of these and other accounting policies, see the notes to our financial statements in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2019.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

As of September 30, 2020, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of September 30, 2020, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is party to certain legal proceedings in the ordinary course of business. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and related contingencies. See Note 8, Commitments and Contingencies.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K, as updated in our subsequent quarterly reports. The risks described in our Annual Report on Form 10-K and our subsequent quarterly reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

There were no unregistered sales of securities during the three months ended September 30, 2020.

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

SENSUS HEALTHCARE, INC.

Date: November 10, 2020	/s/ Joseph C. Sardano
Joseph C. Sardano
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2020	/s/ Javier Rampolla
Javier Rampolla
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)