Form 10-K
period 2020-12-31
Sensus Healthcare, Inc.
filed 2021-03-05
CIK 1494891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________

Commission File Number: 001-37714

Sensus Healthcare, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-1647271
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

851 Broken Sound Pkwy., NW #215, Boca Raton, Florida	33487
(Address of principal executive office)	(Zip Code)

(561) 922-5808

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	SRTS	The NASDAQ Stock Market, LLC (Nasdaq Capital Market)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant on June 30, 2020, the last business day of the registrant’s most recently completed second quarter, was $35,160,655 based on the closing price of $3.06 per share of common stock on the Nasdaq Capital Market on that date. For this purpose, all outstanding shares of common stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and certain 5% stockholders of the registrant; certain of such persons disclaim that they are affiliates of the registrant.

As of February 28, 2021 there were 16,485,780 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the Annual Meeting of Stockholders to be held on June 4, 2021, are incorporated by reference in Part III.

SENSUS HEALTHCARE, INC.

ANNUAL REPORT ON FORM 10-K

i

INTRODUCTORY NOTE

Forward-Looking Statements

This report includes statements that are, or may be deemed, “forward-looking statements.” In some cases, these statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “could,” “might,” “will,” “should,” “approximately,” “potential” or negative or other variations of those terms or comparable terminology, although not all forward-looking statements contain these words.

Forward-looking statements involve risks and uncertainties because they relate to events, developments, and circumstances relating to Sensus Healthcare, Inc., our industry, and/or general economic or other conditions that may or may not occur in the future or may occur on longer or shorter timelines than anticipated. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, forward-looking statements are not guarantees of future performance, and our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward looking statements contained in this press release, as a result of the following factors, among others: the continuation and severity of the COVID-19 pandemic, including its impact on sales and marketing; our ability to achieve profitability; our ability to obtain and maintain the intellectual property needed to adequately protect our products, and our ability to avoid infringing or otherwise violating the intellectual property rights of third parties; the level and availability of government and/or third party payor reimbursement for clinical procedures using our products, and the willingness of healthcare providers to purchase our products if the level of reimbursement declines; the regulatory requirements applicable to us and our competitors; our ability to efficiently manage our manufacturing processes and costs; the risks arising from our international operations; legislation, regulation, or other governmental action, that affects our products, taxes, international trade regulation, or other aspects of our business; concentration of our customers in the U.S. and China, including the concentration of sales to one particular customer in the U.S., the performance of the Company’s information technology systems and its ability to maintain data security; and other risks described from time to time in our filings with the Securities and Exchange Commission.

In addition, even if future events, developments, and circumstances are consistent with the forward-looking statements contained in this report, they may not be predictive of results or developments in future periods. Any forward-looking statements that we make in this report speak only as of the date of such statement, and we undertake no obligation to update such statements to reflect events or circumstances after the date of this report, except as may be required by applicable law.

ii

PART I.

Item 1. BUSINESS

Overview

Sensus Healthcare, Inc. (together, with its subsidiary, unless the context otherwise indicates, “Sensus” or the “Company”) is a medical device company committed to providing highly effective, non-invasive and cost-effective treatments for both oncological and non-oncological skin conditions. The Company uses a proprietary low-energy X-ray technology known as superficial radiation therapy (“SRT”), which is based on over a decade of dedicated research and development and has successfully incorporated SRT into a portfolio of treatment devices: the SRT-100TM, SRT-100+TM and SRT-100 VisionTM. To date, SRT technology has been used to effectively and safely treat oncological and non-oncological skin conditions in hundreds of thousands of patients around the world. With the introduction of Sculptura™, the Company has branched out into cancer treatment that goes far beyond skin and may provide a revolutionary treatment option for patients around the world.

The Company was organized in 2010 and completed its initial public offering in 2016. The Company operates as one segment from its corporate headquarters located in Boca Raton, Florida. For further information see Note 1, Description of the Business, in the notes to the consolidated financial statements in Part II, Item 8.

Our Products and Services

SRT-100

The SRT-100 is a photon x-ray low energy superficial radiotherapy system that provides patients an alternative to surgery for treating non-melanoma skin cancers, including basal cell and squamous cell skin cancers and other skin conditions such as keloids. The SRT-100 is especially effective in treating primary lesions that would otherwise be difficult or require extensive surgery involving sensitive areas of the head and neck regions, such as the fold in the nose, eyelids, lips, corner of the mouth, and the lining of the ear, that would otherwise lead to a less than desirable cosmetic outcome. Superficial radiation therapy treatment procedures do not require the use of anesthetics and eliminate the need for skin grafting. The Company believes that the SRT-100 provides healthcare providers and patients with a safe, virtually painless, and substantially non-scarring treatment option for non-melanoma skin cancer and other skin conditions, such as keloids. It allows dermatologists to retain non-melanoma skin cancer patients, rather than referring them to specialists, while offering radiation oncologists an alternative to costly linear accelerator–based treatments with a process that is less invasive, more time-efficient, and improves practice economics. Revenue is primarily derived from sales of our SRT-100 product line. The SRT-100 provides the following clinical and functional advantages:

●	Easy touch automatic set-up procedure, including automatic x-ray tube warm-up procedures;
●	Specially designed control console for medical physicists and service technicians which provides integrated safety and back-up timer controls, automatic system conditioning procedures, calibration, x-ray output verification and system parameters, including last treatment status information;
●	Advanced patient record management with integrated enterprise workflow management;
●	Compact mobile design with a small 30” x 30” footprint and unique scissor x-ray tube arm movements providing a large range of motion for patient access and treatment; and
●	High reliability and MTBF (“mean time between failures”) performance that assure availability for the patients and practitioners and lower the total cost of ownership.

SRT-100 Vision

The SRT-100 Vision provides customers with additional options compared to the SRT-100 base model. These additional options allow for dedicated treatment planning and full treatment progression documentation in a patient’s record. The SRT-100 Vision provides the user with a unique superficial radiation therapy-tailored treatment planning application that integrates an embedded high frequency ultrasound imaging module, volumetric tumor analysis, beam margins planning, and comprehensive dosimetry parameters. This allows the user to precisely and more accurately plan and prescribe the patient-specific treatment course to maximize patient outcomes and workflow efficiency. The SRT-100 Vision also offers a comprehensive control console and workflow management that provides full record and treatment tracing, operator-level access and functional control, audio-visual patient and treated lesion monitoring, and advanced dosimetry setting and tracing.

SRT-100 Plus

The SRT-100+ offers all the same features as the SRT-100, with the addition of:

●	An expanded energy range for customized, more precise treatment
●	Remote diagnostics, including operation tracking
●	New X-ray tube with extended functionality and performance
●	Advanced console and enhanced system mobility to optimize clinical practice

Sculptura

In February 2019, the U.S. Food and Drug Administration (“FDA”) allowed clearance of the Sculptura product, which is the Company’s proprietary modulated robotic brachytherapy radiation oncology system that provides targeted directional anisotropic radiation therapy (“ART”) and brachytherapy that uses patented Beam Sculpting™ capabilities to treat various cancers during surgery. This system has the potential to give surgeons and radiation oncologists at hospitals and cancer centers the ability to eliminate weeks of post-operative radiation treatments that patients typically must undergo after surgery and also result in similar or better outcomes to current radiation treatments today, with significantly less collateral damage. Sculptura has the potential to revolutionize the quality of life associated with cancer treatment while achieving similar or lower mortality rates. Sculptura has several exclusive features, including 3D Beam Sculpting™, respiratory motion tracking, embedded image guidance and treatment area illumination.

Sentinel service program

The Company offers the Sentinel service program, which provides customers comprehensive protection for their systems. The Sentinel service program covers all parts and labor for the period of the contract and one annual preventive maintenance session that includes cooling system maintenance, high-voltage loop maintenance, filters and system cleaning, and system touch-ups, should these be required during the preventative maintenance session.

Sensus also provides turnkey pre-and post-sale services that include the following:

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

Sensus Laser Aesthetic Solutions (SLAS)

In August 2020, the Company acquired two mobile aesthetic laser companies serving the State of Florida: Aesthetic Mobile Laser Services, which serves Southeast and Southwest Florida; and Aesthetic Laser Partners, which serves Central and Northern Florida. The in-office laser rental service provides an easy way for medical and health care professionals to offer aesthetic laser procedures without the long-term financial commitment, maintenance, and obsolescence concerns associated with equipment ownership. Sensus Laser Aesthetic Solutions delivers a complete line of aesthetic lasers to dermatologists and clinicians around the state for a variety of treatments, both cosmetic and clinical.

Aesthetic Mobile Laser Services and Aesthetic Laser Partners each has been in business for more than two decades and both have a high level of customer trust and satisfaction. Together they have approximately 30 lasers and six vans, and service some 150+ dermatology practices in Florida alone, including more than 500 dermatologists who are not current Sensus customers. Their lasers facilitate a wide range of in-office aesthetic dermatology procedures including facial rejuvenation, wrinkle removal, body sculpting/fat removal as well as other aesthetic applications

Consumables

The Company sells disposable lead shielding replacements, disposable radiation safety items, such as aprons and eye shields, ultrasound probe film, and disposable applicator tips, which are used to treat various sized lesions and different areas of the body.

Competition

The medical device industry is highly competitive and subject to rapid technological change and is significantly affected by new product introductions and market activities of other participants. Current marketed products, and any future products which the Company commercializes, will compete against healthcare providers who use other methods of treatment for the same disease or condition.

In order to grow its business, Sensus must be able to compete effectively for market acceptance of its products. Key competitive factors include improved outcomes for medical conditions, acceptance by doctors treating non-melanoma skin cancer and keloids, potential greater acceptance by the patient community, potential greater ease of use and reliability, product price and qualification for reimbursement, technical leadership and superiority, effective marketing and distribution, speed to market and the quality of its client service.

Sales and Marketing

The Company’s focus is mainly on two primary markets, private dermatology practices and radiation oncologists in both private and hospital settings. The Company currently employs a multi-tier sales strategy to optimize geographic coverage and focus on its key markets. This multi-tier sales model uses a direct sales force in the U.S., as well as international dealers and distributors. Sensus plans to continue selling and marketing the Company’s products to both the dermatology and radiation oncology markets concurrently.

Dermatology Market

Private dermatology practices in the U.S. represent the point of entry for most non-melanoma skin cancer patients. The Company believes its SRT products offer dermatologists a competitive advantage by allowing them to retain patients for the treatment of non-melanoma skin cancer, rather than having to refer them to other professionals. In addition to non-melanoma skin cancers, the Company has an FDA clearance to treat Keloid scars since 2014. The Company’s SRT has been used by over 100 U.S. dermatology practices in the treatment of keloids. Since 2017, it is also being used to treat keloids in China.

Radiation Oncology Market

For licensed radiation oncologists in the U.S., the Company believes its SRT products offer a simpler, faster method of treatment with a better overall patient experience. SRT offers oncologists the ability to free up more expensive radiation equipment, such as linear accelerators, for more complex procedures while providing patients with effective, non-invasive treatment options for non-melanoma skin cancer.

Sculptura has the potential to give surgeons and radiation oncologists at hospitals and cancer centers the ability to eliminate weeks of post-operative radiation treatments that patients have to undergo after surgery and also result in similar or better outcomes to current radiation treatments today, with much less collateral damage. Sculptura has several exclusive features, including 3D Beam Sculpting™ and respiratory motion tracking to the embedded image guidance and treatment area illumination.

Other Markets

Sensus believes that both plastic and general surgery markets as well as the laser aesthetic market present growth opportunities for many product offerings. With FDA clearance to treat keloids through SRT, plastic surgeons are recognizing the opportunity to be able to provide an effective treatment solution for this benign tumor. Additionally, the Company believes that plastic surgeons view the non-melanoma skin cancer market as a growth opportunity that can supplement their existing services.

Global Focus

As of December 31, 2020, the Company had an installed base of 491 units in 18 countries, primarily in the United States. Customers include leading cancer centers, dermatology practices, hospitals and plastic surgery clinics, which further validates the targeted marketing approach led by the Company’s direct sales teams and global distribution partners.

Manufacturing and Supply

The Company currently uses third parties located in the U.S. to manufacture products. In 2010, the Company entered into a manufacturing agreement with RbM Services, LLC (“RbM”) pursuant to which RbM agreed to manufacture SRT-100 products. Under this agreement, the Company pays a fixed price per unit, subject to annual adjustments due to changes in the cost of materials. The agreement renews for successive one-year periods unless either party notifies the other party in writing, at least 60 days prior to the anniversary date of the agreement, that it will not renew the agreement. The Company or manufacturer may terminate the agreement upon 90 days prior written notice.

The Company maintains internal policies, procedures and supplier management processes designed to ensure that RbM meets applicable quality standards including FDA and International Organization for Standardization, or ISO, requirements. To date, Sensus has not experienced any difficulty in locating and obtaining the materials necessary to meet the demand for products, and believe manufacturing capacity is sufficient to meet global market demand for products for the foreseeable future.

The Company believes this third-party manufacturing relationship allows us to work with a supplier that has well-developed specific competencies while minimizing our capital investment, controlling costs and shortening cycle times, all of which has allowed us to compete with our competitors. Sensus also works with other third parties that it believes could be relied upon if there were a need to change suppliers.

The Company has a single preferred supplier for the x-ray tubes and other major components used in its products. The Company also believes the preferred supplier has superior products; however, products of alternate suppliers would be adequate for Sensus’ products and therefore the Company does not anticipate any material disruptions to the supply of major components if there were a change in suppliers.

Intellectual Property

The Company actively seeks to protect the intellectual property that is important to our business, including seeking and maintaining patents that cover Sensus’ products. The Company also relies on trademarks to enhance, build and maintain the integrity of the Sensus brand.

The Company is in the possession of several issued U.S. and Global patents. The patents pertain to technology that is pertinent to the Company.

The following patents were issued between August 2007 and September 2008:

●	U.S. Patent No. 7,372,940: Radiation therapy system with risk mitigation (expires September 30, 2025)
●	U.S. Patent No. 7,263,170: Radiation therapy system featuring rotatable filter assembly (expires September 30, 2025)

The following patents were issued to us in 2018:

●	Russia Patent No. 26333322: Hybrid Ultrasound-Guided Superficial Radiotherapy System and Method
●	China Patent No. ZL201380013491.7: Hybrid Ultrasound-Guided Superficial Radiotherapy System and Method

The following patent was issued to Sensus in 2019:

●	U.S. Patent No. 10,350,437: Robotic IORT X-Ray Radiation System With Calibration Well (expires August 14, 2038)

The following patents were issued to Sensus in 2020:

●	U.S. Patent No. 10,596,392: Dermatology Radiotherapy System with hybrid Imager (expires July 28, 2038)
●	U.S. Patent No. 10,607,802: Three-dimensional beam forming X-ray source (expires June 10, 2038)
●	U.S. Patent No. 10,646,726: Robotic Intraoperative Radiation Therapy (expires June 19, 2038)
●	Japan Patent No. 6754023 Robotic IORT X-Ray Radiation System With Calibration Well (expires January 11, 2033)
●	China Patent No. ZL201710929838.2 Hybrid Ultrasound-Guided Superficial Radiotherapy System and Method (expires August 14, 2038)

A total of 22 patent applications were pending at December 31, 2020 and additional patent applications are in process.

The Company also owns seven U.S. trademark registrations (expiring from 2021 through 2031) and had two trademark applications pending as of December 31, 2020.

The Company also relies on trade secrets and other unpatented proprietary rights to develop and maintain a competitive position. The Company seeks to protect unpatented proprietary rights through a variety of methods, including confidentiality agreements with employees, consultants and others who may have access to this proprietary information. The Company requires employees to execute invention assignment agreements with respect to inventions arising from their employment.

The Company can provide no assurance that any patents or trademarks will be issued or registered as a result of our pending or future applications for such intellectual property. Even if any such patents or trademarks are ultimately issued or registered, they, or any of the Company’s other intellectual property, may not provide any meaningful protection or competitive advantage. Intellectual property could be challenged, invalidated, circumvented, infringed or misappropriated. In addition, third parties have claimed, and in the future may claim, that the Company, customers, licensees or other parties indemnified by Sensus are infringing upon their intellectual property rights.

Government Regulation

Sensus’ business is subject to extensive federal, state, local and foreign laws and regulations, including those relating to the protection of the environment, health and safety. Some of the pertinent laws have not been definitively interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of subjective interpretations. In addition, these laws and their interpretations are subject to change, and new laws may be enacted. Both federal and state governmental agencies continue to subject the healthcare industry to intense regulatory scrutiny, including heightened civil and criminal enforcement efforts. The Company believes that the business operations and relationships with our customers and suppliers are structured to comply with all applicable legal requirements. However, it is possible that governmental entities or other third parties could interpret these laws differently and assert otherwise. Discussed below are statutes and regulations that are most relevant to the Company’s business. For the years ended December 31, 2020 and 2019, we incurred approximately $1.3 million and $1.6 million, respectively, in expenses related to regulatory compliance and quality standards.

FDA Regulation of Medical Devices

The Federal Food, Drug and Cosmetic Act (“FDCA”) and FDA regulations establish a comprehensive system for the regulation of medical devices intended for human use. Sensus’ medical device products are subject to these regulations, as well as other federal, state, and local laws and regulations. The FDA is also responsible for the overall enforcement of quality, regulatory and statutory requirements governing medical devices.

FDA classifies medical devices into one of three classes — Class I, Class II, or Class III — depending on their level of risk and the types of controls that are necessary to assure device safety and effectiveness. The class assignment determines the type of premarketing submission or application, if any, that will be required before marketing in the U.S. The Company’s medical devices are Class II devices under the FDA’s classification system.  Class II devices present a moderate risk and are devices for which general controls alone are not sufficient to provide a reasonable assurance of safety and effectiveness. Medical devices in Class II are subject to both general controls and “special controls” — e.g., special labeling, compliance with industry standards, and postmarket surveillance. Unless exempted, Class II devices typically require FDA clearance before marketing, through the premarket notification (510(k)) process, in accordance with 21 CFR, Part 807 requirements.

Unless it is exempt from premarket review requirements, a medical device must receive marketing authorization from the FDA prior to being commercially distributed in the U.S. The most common pathways for obtaining marketing authorization are 510(k) clearance and PMA. With the enactment of the Food and Drug Administration Safety and Innovation Act (“FDASIA”), the availability of a de novo pathway was facilitated for certain low- to moderate-risk devices that do not qualify for the 510(k) pathway due to the absence of a predicate device.

510(k) pathway

As of December 31, 2020, all of our products were subject to or exempt from the 510(k) requirement. Three 510(k) clearances were issued to Sensus in 2019 for the Sculptura system and related components for the balloon applicator and treatment planning software. We have previously received FDA 510(k) clearances for our SRT-100, SRT-100 Vision, and SRT-100+ products. The Company has obtained all of its FDA clearances through the 510(k) pathway;, although other pathways are available, the Company believes they are less efficient and effective for the Company.

Ongoing FDA regulation

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

The Company is subject to unannounced establishment inspections by the FDA, as well as other regulatory agencies overseeing the implementation of and compliance with applicable state public health regulations. These inspections may include our suppliers’ facilities.

International

International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. In order to market our products in other countries, the Company must obtain regulatory approvals and comply with safety and quality regulations. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ. The European Union/European Economic Area, or EU/EEA, requires a CE conformity mark in order to market medical devices. The UK, due to Brexit, will also now require a separate clearance. Many other countries, such as Australia, India, New Zealand, Pakistan and Sri Lanka, accept CE or FDA clearance or approval, although others, such as China, Brazil, Canada and Japan require separate regulatory filings.

In the EU/EEA, Sensus’ devices are required to comply with the essential requirements of the EU Medical Devices Directive (93/42/EEC). Compliance with these requirements entitles the Company to affix the CE marking of conformity to our medical devices, without which they cannot be commercialized in the EU/EEA. To demonstrate compliance with the essential requirements and obtain the right to affix the CE marking of conformity the Company must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low risk medical devices (Class I), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the essential requirements of the Medical Devices Directive, a conformity assessment procedure requires the intervention of a Notified Body, which is an organization accredited by a Member State of the EU/EEA to conduct conformity assessments. The Notified Body would typically audit and examine the quality system for the manufacture, design and final inspection of our devices before issuing a certification demonstrating compliance with the essential requirements. Based on this certification we can draw up an EC Declaration of Conformity which allows us to affix the CE mark to our products.

Further, the advertising and promotion of Sensus’ products in the EU/EEA is subject to the laws of individual EEA Member States implementing the EU Medical Devices Directive, Directive 2006/114/EC concerning misleading and comparative advertising, and Directive 2005/29/EC on unfair commercial practices, as well as other EU/EEA Member State laws governing the advertising and promotion of medical devices. These laws may limit or restrict the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals.

The Company has obtained approval to sell our products in Australia, Canada, China, Europe, India, Israel, Mexico, Russia, South Africa, South Korea, and Taiwan, and is currently seeking approval in several other countries.

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

Healthcare Fraud and Abuse

Healthcare fraud and abuse laws apply to Sensus’ business when a customer submits a claim for an item or service that is reimbursed under Medicare, Medicaid or most other federally funded healthcare programs. The federal Anti-Kickback Statute prohibits unlawful inducements for the referral of business reimbursable under federally funded healthcare programs, such as remuneration provided to physicians to induce them to use certain tissue products or medical devices reimbursable by Medicare or Medicaid. The Anti-Kickback Statute is subject to evolving interpretations. For example, the government has enforced the Anti-Kickback Statute to reach large settlements with healthcare companies based on sham consultant arrangements with physicians. The majority of states also have anti-kickback laws which establish similar prohibitions that may apply to items or services reimbursed by any third party payor, including commercial insurers. Further, recently enacted amendments to the Affordable Care Act, among other things, amend the intent requirement of the federal anti-kickback and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. If a governmental authority were to conclude that we are not in compliance with applicable laws and regulations, we and our officers and employees could be subject to severe criminal and civil penalties including, for example, exclusion from participation as a supplier of product to beneficiaries covered by Medicare or Medicaid. In addition to the Anti-Kickback Statute, the federal physician self-referral statute, commonly known as the Stark Law, prohibits physicians who have a financial relationship with an entity, including an investment, ownership or compensation relationship, from referring Medicare patients for designated health services, which include clinical pathology services, unless an exception applies. Similarly, entities may not bill Medicare or any other party for services furnished pursuant to a prohibited referral. Many states have their own self-referral laws as well, which in some cases apply to all third party payors, not just Medicare and Medicaid. If a governmental authority were to conclude that we are not in compliance with the Stark Law or state self-referral laws and regulations, our pathology laboratory business could be subject to severe financial consequences, including the obligation to refund amounts billed to third party payors in violation of such laws, civil penalties and potentially also exclusion from participation in government healthcare programs like Medicare and Medicaid. The Stark Law often is enforced through lawsuits brought under the Federal False Claims Act, violations of which trigger significant monetary penalties and treble damages.

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

The Company has implemented policies and procedures related to compliance with the HIPAA privacy and security regulations, as required by law. The privacy and security regulations establish a “floor” and do not supersede state laws that are more stringent. Therefore, we are required to comply with both federal privacy and security regulations and varying state privacy and security laws. In addition, for healthcare data transfers from other countries relating to citizens of those countries, the Company must comply with the laws of those other countries. The federal privacy regulations restrict the ability to use or disclose patient identifiable laboratory data, without patient authorization, for purposes other than payment, treatment or healthcare operations (as defined by HIPAA), except for disclosures for various public policy purposes and other permitted purposes outlined in the privacy regulations. HIPAA, as amended by HITECH, provides for significant fines and other penalties for wrongful use or disclosure of protected health information in violation of the privacy and security regulations, including potential civil and criminal fines and penalties. If the Company does not comply with existing or new laws and regulations related to protecting the privacy and security of health information, it could be subject to monetary fines, civil penalties or criminal sanctions. In addition, other federal and state laws that protect the privacy and security of patient information may be subject to enforcement and interpretations by various governmental authorities and courts resulting in complex compliance issues. The Company could incur damages under state laws pursuant to an action brought by a private party for the wrongful use or disclosure of confidential health information or other private personal information. If the Company were to experience a breach of protected health information, it could be subject to significant adverse publicity in addition to possible enforcement sanctions and civil damages lawsuits. Finally, the Company may be required to incur additional costs related to ongoing HIPAA compliance as may be necessary to address evolving interpretations and enforcement of HIPAA and other health information privacy and security laws, the enactment of new laws or regulations, emerging cybersecurity threats and other factors.

Research and Development

Research and development costs related to development and quality and regulatory costs are expensed as incurred. For the years ended December 31, 2020 and 2019, the Company incurred research and development expense of approximately $4.2 million and $6.4 million, respectively. Most of the increase in R&D spending in 2019 was related to the final development and production ramp-up of Sculptura™, a modulated robotic brachytherapy radiation oncology system that provides targeted directional anisotropic radiation therapy (ART) and brachytherapy, for which we filed a 510(k) application with the U.S. Food and Drug Administration (FDA) in December 2017 and received FDA clearance in February 2019.

Employees and Human Capital

At December 31, 2020, Sensus had 42 employees, including 38 in the U.S. and four in Israel. None of the Company’s employees are represented by a labor union or covered by a collective bargaining agreement.

The Company believes that its success depends on the ability to attract, develop and retain key personnel. It also believes that the skills, experience and industry knowledge of its key employees significantly benefits its operations and performance. The Company believes that it offers competitive compensation and other means of attracting and retaining key personnel.

Employee health and safety in the workplace is one of the Company’s core values. The COVID-19 pandemic has underscored for the Company the importance of keeping employees safe and healthy. In response to the COVID-19 pandemic, the Company has taken actions aligned with the World Health Organization and the Centers for Disease Control and Prevention in an effort to protect the Company’s workforce so they can more safely and effectively perform their work. These actions include shutting down its headquarters for some months during 2020, providing facemasks to all employees, and allowing employees to work from home.

Employee levels are managed to align with the pace of business and management believes it has sufficient human capital to operate its business successfully.

Available Information

Sensus files annual, quarterly and current reports, proxy statements and all amendments to these reports and other information with the SEC. Sensus makes available free-of-charge, on or through its website at http://www.sensushealthcare.com, the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and all amendments to those filings, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC . The information on the Company’s website is not incorporated by reference in this Annual Report on Form 10-K. Reports, proxy statements and other information regarding issuers that file electronically with the SEC, including Sensus’ filings, are also available to the public from the SEC’s website at http://www.sec.gov.

Item 1A.  RISK FACTORS

An investment in Sensus’ common stock contains a high degree of risk. An investor should consider carefully the risks and uncertainties described below before making an investment decision. Sensus’ business could be harmed if any of these risks, as well as other risks not currently known or deem immaterial, could materialize. The trading price of Sensus’ common stock could decline due to the occurrence of any of these risks. These risks and uncertainties include the following:

Risks Related to our Business

If third-party payors do not provide coverage and adequate reimbursement for the use of our products, it is unlikely that our products will be widely used, and our revenue will be negatively impacted.

In the U.S., the commercial success of Sensus’ existing products and any future products will depend, in part, on the extent to which governmental payors at the federal and state levels, including Medicare and Medicaid, private health insurers and other third-party payors provide coverage for and establish adequate reimbursement levels for procedures using these products. Neither hospitals nor physicians are likely to use Sensus’ products if they do not receive adequate reimbursement payments for the procedures using these products.

Some private payors in the U.S. may base their reimbursement policies on the coverage decisions determined by the Center of Medicare and Medical Services, or CMS, which administers the Medicare program and works in partnership with state governments to administer the Medicaid program. Others may adopt different coverage or reimbursement policies for procedures performed using Sensus’ products, while some governmental programs, such as Medicaid, have reimbursement policies that vary from state to state, some of which may not pay an amount that supports the selling price of Sensus’ products, if at all. A Medicare national or local coverage decision denying coverage for any of the procedures performed using the Company’s products could result in private and other third-party payors also denying coverage. Medicare (Part B) and a number of private insurers in the U.S. currently cover and pay for both non-melanoma skin cancer and keloid treatments using the SRT-100. A withdrawal, or even contemplation of a withdrawal, by CMS, Medicaid or private payors of reimbursements, or any other unfavorable coverage or reimbursement decisions by government programs or private payors, could have a material adverse effect on the Company’s business.

Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. In many international markets, a product must be approved for reimbursement before it can be cleared for sale in that country. Further, many international markets have government-managed healthcare systems that control reimbursement for new devices and procedures. In most markets there are private insurance systems as well as government-managed systems. Sensus’ products may not be considered cost-effective by international third-party payors or governments managing healthcare systems. Furthermore, reimbursement may not be available or, if available, third-party payors’ reimbursement policies may adversely affect the Company’s ability to sell products profitably. If sufficient coverage and reimbursement are not available for Sensus’ products, in either the U.S. or internationally, the demand for these products and, consequently, the Company’s revenues will be adversely affected.

Our business, results of operations and financial condition could be materially adversely affected by the effects of widespread public health epidemics, including COVID-19, that are beyond our control.

Any outbreaks of contagious diseases, public health epidemics and other adverse public health developments in countries where we, our customers, or our suppliers operate could have a material and adverse effect on our business, results of operations and financial condition. The COVID-19 pandemic has impacted our sales as social distancing and related concerns forced physicians to temporarily close their practices in 2020 and is expected to continue to adversely impact our business, and the nature and extent of the impact is highly uncertain and beyond our control. Uncertain factors relating to COVID-19 include the duration, spread and severity of the virus, the effects of the COVID-19 pandemic on our customers, vendors and suppliers, and the actions or perception of actions that may be taken to contain or treat its impact, including declarations of states of emergency, business closures, manufacturing restrictions and a prolonged period of travel, commercial and/or other similar restrictions and limitations.

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

If our essential employees who are unable to telework become ill or otherwise incapacitated, our operations may be adversely impacted.

Consistent with rapidly changing federal, state and local governmental orders and recommendations, we have implemented informal telework policies for appropriate categories of our employees. Employees that are unable to telework continue to work at our facilities, and we have implemented appropriate safety measures, including social distancing, face covering mandates, temperature checking, and increased sanitation standards in an attempt to maintain the health and safety of our workforce. We are following guidance from the Center for Disease Control (“CDC”) and the Occupational Safety and Health Administration (“OSHA”) regarding suspension of nonessential travel, self-isolation recommendations for employees returning from certain geographic areas, confirmed reports of any COVID-19 diagnosis among our employees, and the return of such employees to our workplace. Pursuant to updated guidance from the Equal Employment Opportunity Commission, we are engaging in limited and appropriate inquiries of employees regarding potential COVID-19 exposure, based on the direct threat that such exposure may present to our workforce. We continue to address other unique situations that arise among our workforce due to the COVID-19 pandemic on a case-by-case basis. While we believe that we have taken appropriate measures to ensure the health and wellbeing of our employees, there can be no assurances that our measures will be sufficient to protect our employees in our workplace or that they may not otherwise be exposed to COVID-19 outside of our workplace. If a number of our essential employees become ill, incapacitated or are otherwise unable to continue working during the current or any future epidemic, our operations may be adversely impacted.

Substantially all of Sensus’ revenue is generated from the sale of the SRT-100 and related products, and any decline in the sales of these products or failure to gain market acceptance of these products will negatively impact the Company’s business, financial condition and results of operations.

The Company is focused heavily on the development and commercialization of a limited number of products for the treatment of non-melanoma skin cancer and other skin conditions with superficial radiotherapy. From the Company’s inception in 2010 through December 31, 2020, revenue has primarily been derived from sales of the SRT-100 product line and related services and ancillary products. Although Sensus has introduced new products, the Company expects most of revenue in 2021 to be derived from or related to sales of the SRT-100 product line.

Sensus has a single preferred supplier for the x-ray tubes and other major components used in the Company’s products and the loss of this preferred supplier could adversely affect the Company.

Sensus has a single preferred supplier for the x-ray tubes and other major components used in the Company’s products. Although other suppliers exist in the market, the Company believes that our preferred supplier’s products are of a superior quality. The loss of the preferred supplier, or the inability to supply the Company or third party manufacturer with adequate components could hinder the Company’s ability to effectively produce the Company’s products to meet existing demand levels, especially if Sensus were unable to timely procure them from other suppliers in the market, which could adversely affect the Company’s ability to commercialize products and increase revenues.

The Company’s customers are concentrated in the U.S. and China (including one U.S. customer accounting for a significant portion of our sales), and economic difficulties or changes in the purchasing policies or patterns of the Company’s customers in these countries could have a significant impact on future business and operating results.

Most of the Company’s sales have been made to customers located in the U.S. (91% and 93% in the years ended December 31, 2020 and 2019, respectively). For the years ended December 31, 2020 and 2019, approximately 9% and 3%, respectively, of product sales were to Chinese customers and approximately 0% and 4%, respectively, were to Israeli customers. Additionally, a single customer in the U.S. accounted for approximately 39% and 68% of revenues for the years ended December 31, 2020 and 2019, respectively. Because of these geographic and customer concentrations, revenue could fluctuate significantly due to changes in economic conditions, competitive products, or the loss of, reduction of business with, or less favorable terms with, these countries or this customer. A reduction or delay in orders for the Company’s products from these countries and this customer could materially harm business and results of operations, including any adverse impact of the coronavirus epidemic

The Company’s operating results may vary significantly from quarter to quarter, which may negatively impact the value of its securities.

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

Because of these and other related or similar factors, it is likely that in some future period the Company’s operating results will not meet expectations. Failure to meet or exceed analyst expectations could cause a decrease in the trading price of the Sensus’ securities.

Sensus may be required to obtain additional funds in the future, and these funds may not be available on acceptable terms or at all.

Sensus’ operations have consumed substantial amounts of cash since inception. Sensus may need to seek additional capital, as the existing financial resources including our existing revolving line of credit, may not allow the Company to conduct all of the activities that would be beneficial for future growth.

The Company may need to seek funds in the future. The Company’s existing revolving line of credit restricts the ability to incur certain indebtedness or permit certain encumbrances on assets without the prior written consent of the lender. If Sensus is unable to raise funds on favorable terms, or at all, the Company may not be able to support commercialization efforts, increase research and development activities, meet debt and other contractual obligations, and the growth of business may be negatively impacted. As a result, Sensus may be unable to compete effectively.

The Company’s cash requirements in the future may be significantly different from current estimates and depend on many factors, including:

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

To the extent that Sensus raises additional capital through the sale of equity or convertible debt securities, the ownership interests of the existing stockholders will be diluted. Moreover, the terms of newly issued securities may include liquidation or other preferences that adversely affect common stockholders’ rights. Debt financing, if available, may involve agreements that include covenants limiting or restricting ability to take specific actions such as incurring additional debt, making capital expenditures or declaring distributions or dividends. If Sensus raises additional funds through collaboration and licensing arrangements with third parties, the Company may have to relinquish valuable rights to technologies, products or grant licenses on terms that are not favorable. Any of these events could adversely affect the ability to declare dividends on the Company’s common stock and to achieve future product development and commercialization goals and have a material adverse effect on business, financial condition and results of operations.

Consolidation in the healthcare industry could adversely affect the Company’s future revenues and operating income.

The medical technology industry has experienced a significant amount of consolidation, resulting in companies with greater market presence. Health care systems and other health care companies are also consolidating, resulting in greater purchasing power for the combined companies. As a result, the disruption in the healthcare industry caused by consolidation may lead to further competition among medical device suppliers to provide goods and services, which could adversely affect the Company’s future revenues and operating income.

Risks Related to our Regulatory Environment

Sensus is subject to various federal, state and foreign healthcare laws and regulations, and a finding of failure to comply with these laws and regulations could have a material adverse effect on its business.

Sensus’ operations are, and will continue to be, directly and indirectly affected by various federal, state and foreign healthcare laws, including, but not limited to, those described below.

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

Many states have also adopted laws similar to each of the above federal laws, such as anti-kickback and false claims laws, which may be broader in scope and apply to items or services reimbursed by any third-party payor, including commercial insurers, as well as laws that restrict our marketing activities with healthcare professionals and entities, and require the Company to track and report payments and other transfers of value, including consulting fees, provided to healthcare professionals and entities. Some states mandate implementation of compliance programs to ensure compliance with these laws. Additionally, certain states require a certificate of need prior to the installation of a radiation device, such as the SRT-100. Sensus is also subject to foreign fraud and abuse laws, which vary by country.

If the Company’s operations are found to be in violation of any of the laws described above or any other governmental regulations that apply now or in the future, Sensus may be subject to penalties, including administrative, civil and criminal penalties, damages, fines, disgorgement, individual imprisonment, contractual damages, reputational harm, exclusion from governmental healthcare programs, and the curtailment or restructuring of its operations. Any of the foregoing could adversely affect the Company’s ability to operate its business and financial results.

Sensus is required to comply with medical device reporting requirements and must report certain malfunctions, deaths, and serious injuries associated with its products, which can result in voluntary corrective actions or agency enforcement actions.

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

If an event subject to medical device reporting requirements occurs, Sensus will need to comply with the reporting requirements, which would adversely affect its reputation and subject the Company to actions by regulatory authorities, such as ordering recalls, imposing fines, or seizing the affected products. Furthermore, any corrective action, whether voluntary or involuntary, will require the dedication of time and capital and will distract management from business operations. Any of the foregoing would further harm the Company’s reputation and financial results.

Healthcare policy changes may have a material adverse effect on Sensus’ business.

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

Other healthcare reform measures may result in more rigorous coverage criteria and in additional downward pressure on the reimbursement received for procedures utilizing our products. In addition, other legislative changes have been proposed and adopted since the law discussed above was enacted that may adversely affect the Company’s revenues. Changes to existing laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on Sensus’ business and financial operations. Any reduction in reimbursement from Medicare or other government programs may result in a reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent the Company from being able to increase revenue, attain profitability, or commercialize its devices. In addition, other legislative changes may be enacted or existing regulations, guidance or interpretations may be changed, each of which may adversely affect operations.

Risks Related to our Intellectual Property

If the Company’s patents and other intellectual property rights do not adequately protect its products, we may lose market share to competitors and be unable to operate business profitably.

Sensus’ success significantly depends on its ability to protect proprietary rights to the technologies used in its products. The Company relies on two U.S. patents and two foreign patents, as well as a combination of copyright, trade secret and trademark laws, and nondisclosure, confidentiality and other contractual restrictions, to protect proprietary technology. The Company also has patent applications currently pending and in the process of being submitted. However, these legal means afford only limited protection and may not adequately protect its rights or permit Sensus to gain or keep any competitive advantage. For example, some or all of the pending patent applications or any future pending applications may be unsuccessful. The U.S. Patent and Trademark Office may deny or require significant narrowing of claims in the pending patent applications or future patent applications, and patents issued as a result of these patent applications, if any, may not provide Sensus with significant commercial protection or be issued in a form that is advantageous. Sensus could also incur substantial costs in proceedings before the U.S. Patent and Trademark Office. These proceedings could result in adverse decisions as to the priority of its inventions and the narrowing or invalidation of claims in its issued patents. Third parties may successfully challenge issued patents and those that may be issued in the future, which would render these patents invalid or unenforceable, which could limit the Company’s ability to stop competitors from marketing and selling related products. In addition, pending patent applications include claims to aspects of the Company’s products and procedures that are not currently protected by issued patents, and third parties may successfully patent those aspects before us or otherwise challenge Sensus’ rights to these aspects.

Both the patent application process and the process of managing patent disputes can be time consuming and expensive. Competitors may be able to design around Sensus’ patents or develop products that provide outcomes that are comparable to the Company’s products. Although Sensus has entered into confidentiality agreements and intellectual property assignment agreements with certain of its employees, consultants and advisors in order to protect our intellectual property and other proprietary technology, these agreements may not be enforceable or may not provide meaningful protection for trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements. In addition, Sensus has not sought patent protection in all countries where it sells products. If Sensus fails to timely file a patent application in any such country or major market, Sensus may be precluded from doing so at a later date. Competitors may use the Company’s technologies in jurisdictions where Sensus has not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories in which Sensus has patent protection that may not be sufficient to terminate infringing activities. Furthermore, the laws of some foreign countries may not protect intellectual property rights to the same extent as the laws of the U.S., if at all.

In the event a competitor infringes upon one of the Company’s patents or other intellectual property rights, enforcing those patents and rights may be difficult and time consuming. Even if successful, litigation to defend these patents against challenges or to enforce Sensus’ intellectual property rights could be expensive and time consuming and could divert management’s attention. Moreover, the Company may not have sufficient resources to defend patents against challenges or to enforce intellectual property rights, any of which would adversely affect its ability to compete.

If Sensus’ trademarks or trade names are not adequately protected, then the Company may be unable to build name recognition in markets of interest and business may be adversely affected.

Sensus’ registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to infringe other marks. Sensus may be unable to protect the rights to these trademarks and trade names, which the Company needs to build name recognition by potential partners or customers in markets of interest. If these trademarks are challenged, infringed upon, circumvented, or declared generic or infringing, or if the Company is unable to establish name recognition based on these trademarks and trade names, then it may be unable to compete effectively and the Company’s business may be adversely affected.

The medical device industry is characterized by extensive patent litigation, and if Sensus becomes subject to litigation, it could be costly, result in the diversion of management’s attention, require the Company to pay significant damages or royalty payments, or prevent the Company from marketing and selling existing or future products.

The medical device industry is characterized by extensive litigation and administrative proceedings over patent and other intellectual property rights. Determining whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. As the number of participants in the market for skin cancer and general oncology devices and treatments increases, the possibility of patent infringement claims against Sensus increases. Any infringement claims, litigation or other proceedings would place a significant strain on the Company’s financial resources, divert the attention of management from the core business and harm Sensus’ reputation.

Adverse outcomes in litigation or similar proceedings could adversely impact business.

Sensus may in the future be, named as a party to litigation or other similar legal proceedings. Adverse outcomes in any or all of these proceedings could result in monetary damages or injunctive relief that could adversely affect its ability to continue conducting business. If an unfavorable final outcome in any such matter becomes probable and reasonably estimable, the Company’s financial condition could be materially and adversely affected.

Risks Related to the Ownership of Sensus’ Securities

We have a history of net losses. If we do not achieve profitability, our financial condition and the value of our common stock could suffer.

Sensus has a history of net losses. The historical losses from inception through December 31, 2020 totaled approximately $21.9 million. The Company has significantly reduced its research and development expenses and is planning to continue to control these expenses as it competes the research and development of the final stages for the Sculptura. However, there can be no assurances that this and other actions will result in the Company’s profitability.

Limited trading activity for shares of Sensus’ common stock may contribute to price volatility.

While Sensus’ common stock are listed and traded on the Nasdaq Capital Market, there has been limited trading activity in the Company’s shares. Due to the limited trading activity of Sensus’ common stock, relativity small trades may have a significant impact on the price of these securities.

The Company does not anticipate paying dividends in the foreseeable future. As a result, investors must rely on price appreciation of Sensus’ common stock for a return on its investment in the foreseeable future.

The Company expects to retain any funds and future earnings to support the operation, growth and development of its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future. As a result, a return on an investor’s investment in the near future will occur only if the Company’s share price appreciates. Sensus’ common stock price may not appreciate in value or maintain the price at which an investor purchased these securities, and in either case, may not realize a return on investment or could lose all or part of an investment in Sensus’ securities.

Any future determination to declare cash dividends will be made at the discretion of Sensus’ Board of Directors and will be subject to compliance with applicable laws and covenants under any credit facilities, which may restrict or limit the Company’s ability to pay dividends. For example, the Company’s current revolving line of credit restricts the ability to pay dividends or make any distributions or payments or redeem, retire or purchase any capital stock without the prior written consent of the lender, provided that Sensus may pay dividends solely in common stock. Also, the form, frequency and amount of dividends will depend upon the Company’s future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant. Sensus may not pay dividends as a result of any of the foregoing, and in these cases, an investor would need to rely on price appreciation of Sensus’ common stock for a return on investment.

General stock market volatility could result in significant declines in the trading price of our securities, and an investor could lose all or a substantial part of an investment.

Stock markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our securities. In addition, limited trading volume of Sensus’ securities may contribute to its future volatility. Price declines in Sensus’ securities could result from general market and economic conditions, some of which are beyond the Company’s control, and a variety of other factors, including any of the risk factors described in this Annual Report on Form 10-K. These broad market and industry factors may harm the market price of Sensus’ securities, regardless of the Company’s operating performance, and could cause an investor to lose all or part of an investment in Sensus’ securities since an investor might be unable to sell these securities at or above the price paid. Factors that could cause fluctuations in the market price of Sensus’ securities include the following:

●	price and volume fluctuations in the overall stock market from time to time;
●	volatility in the market prices and trading volumes of medical device company stocks;
●	changes in operating performance and stock market valuations of other medical device companies generally, or those in our industry in particular;
●	sales of Sensus’ securities by the Company or stockholders;
●	failure of securities analysts to initiate or maintain coverage of the Company, changes in financial estimates by securities analysts who follow Sensus or our failure to meet these estimates or the expectations of investors;
●	the financial projections the Company may provide to the public, any changes in those projections or failure to meet those projections;
●	rumors and market speculation involving Sensus or other companies in the industry;
●	actual or anticipated changes in the Company’s results of operations or fluctuations in results of operations;
●	actual or anticipated developments in the Company’s business, our competitors’ businesses or the competitive landscape generally;
●	litigation involving Sensus, our industry or both, or investigations by regulators into the Company’s operations or those of our competitors;
●	developments or disputes concerning Sensus’ intellectual property or other proprietary rights;
●	announced or completed acquisitions of businesses or technologies by the Company or our competitors;
●	new laws or regulations or new interpretations of existing laws or regulations applicable to the business;
●	changes in accounting standards, policies, guidelines, interpretations or principles;
●	any significant change in the Company’s management; and
●	general economic conditions and slow or negative growth of the Company’s markets.

In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against Sensus, could result in substantial costs and a diversion of management’s attention and resources.

Sensus is both an “emerging growth company” and a “smaller reporting company,” and the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies may make the Company’s common stock less attractive to investors.

Sensus is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act. As such,the Company can take advantage of exemptions from various reporting requirements that are applicable to other public companies but not to “emerging growth companies,” including, but not limited to:

●	being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;
●	not being required to comply with the auditor attestation requirements in the assessment of the Company’s internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act;

●	reduced disclosure obligations regarding executive compensation in the Company’s periodic reports and proxy statements; and
●	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Sensus is expected to remain an emerging growth company until December 31, 2021, following which it would continue to be a “smaller reporting company,” which will enable it to continue to take advantage of many of these exemptions, as discussed below. Investors may find Sensus’ common stock less attractive if the Company chooses to rely on these exemptions. If some investors find Sensus’ common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for the Company’s common stock and the price of its common stock may be more volatile.

Sensus is also a “smaller reporting company,” meaning that its “public float” – the outstanding common stock held by nonaffiliates - had a value of less than $250 million at the end of our most recently completed second fiscal quarter. Thus, even if the Company is no longer an emerging growth company, as a smaller reporting company, the Company could take advantage of certain reduced governance and disclosure requirements, including not being required to comply with the auditor attestation requirements in the assessment of the Company’s internal control over financial reporting. As a result, investors and others may be less comfortable with the effectiveness of Sensus’ internal controls and the risk that material weaknesses or other deficiencies in internal controls go undetected may increase. In addition, as a smaller reporting company, Sensus takes advantage of the ability to provide certain other less comprehensive disclosures in our SEC filings, including, among other things, providing only two years of audited financial statements in annual reports and simplified executive compensation disclosures. Consequently, it may be more challenging for investors to analyze the Company’s results of operations and financial prospects, as the information provided to stockholders may be different from what one might receive from other public companies in which one holds shares.

Sensus’ executive officers and directors may exert control over the Company and may exercise influence over matters subject to stockholder approval.

Sensus’ executive officers and directors, together with their respective affiliates, beneficially owned approximately 19% of our outstanding common stock as of February 8, 2021. Accordingly, these stockholders, if they act together, may exercise substantial influence over matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger. This concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discourage a potential acquirer from attempting to obtain control over the Company, which in turn could have a material adverse effect on the market value of Sensus’ common stock.

If securities or industry analysts do not publish research or publish unfavorable or inaccurate research about Sensus’ business, the price of the Company’s securities and trading volume could decline.

The trading market for Sensus’ securities depends, in part, on the research and reports that securities or industry analysts publish about the Company or business. Sensus may be unable to attract or sustain coverage by well-regarded securities and industry analysts. If either none or only a limited number of securities or industry analysts cover the Company, or if these securities or industry analysts are not widely respected within the general investment community, the trading price for Sensus’ securities would be materially and negatively impacted. In the event the Company obtains securities or industry analyst coverage, if one or more of the analysts who cover Sensus downgrades the securities or publish inaccurate or unfavorable research about the Company, the price of Sensus’ securities would likely decline. If one or more of these analysts cease coverage of Sensus, or fail to publish reports on the Company regularly, demand for the Company’s securities could decrease, which might cause the price of its securities and trading volume to decline.

Sensus’ certificate of incorporation, bylaws and Delaware law contain provisions that could discourage another company from acquiring the Company and may prevent attempts by the Company’s stockholders to replace or remove the current directors and management.

Provisions of the General Corporation Law of Delaware (where the Company is incorporated), and the Company’s certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which an investor might otherwise receive a premium for its stock. In addition, these provisions may frustrate or prevent any attempts by the Company’s stockholders to replace or remove the current management by making it more difficult for stockholders to replace or remove the Company’s board of directors. These provisions include:

●	authorizing the issuance of “blank check” preferred stock without any need for action by stockholders;
●	requiring supermajority stockholder voting to effect any merger or sale of all or substantially all of the Company’s stock and assets;
●	eliminating the ability of stockholders to call and bring business before special meetings of stockholders;
●	prohibiting stockholder action by written consent;
●	establishing advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted on by stockholders at stockholder meetings;
●	dividing the Company’s Board of Directors into three classes so that only one third of the directors will be up for election in any given year; and
●	providing that the Company’s directors may be removed only by the affirmative vote of at least 75% of Sensus’ then-outstanding common stock and only for cause.

In addition, Sensus is subject to Section 203 of the Delaware General Corporation Law, which may have an anti-takeover effect with respect to transactions not approved in advance by the Board of Directors, including discouraging takeover attempts that could result in a premium over the market price for shares of the Company’s common stock. These provisions will apply even if a takeover offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that the Company’s Board of Directors determines is not in the best interests of Sensus and its stockholders and could also affect the price that some investors are willing to pay for Sensus’ common stock.

Sensus’ certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between the Company and its stockholders, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with the Company or its directors, officers or employees.

Sensus’ certificate of incorporation provides that, unless the Company consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on behalf of the Company; any action asserting a breach of fiduciary duty; any action asserting a claim against the Company arising pursuant to the Delaware General Corporation Law, the Company’s certificate of incorporation or bylaws; or any action asserting a claim against the Company that is governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or its directors, officers or other employees, which may discourage these lawsuits against the Company and its directors, officers and other employees. If a court were to find the choice of forum provision contained in the Company’s certificate of incorporation to be inapplicable or unenforceable in an action, Sensus may incur additional costs associated with resolving the action in other jurisdictions, which could harm business and financial condition.

If Sensus fails to maintain proper and effective internal controls, the Company’s ability to produce accurate and timely financial statements could be impaired and investors’ views of the Company or its business could be harmed, resulting in a decrease in value of the Company’s common stock.

As a public company, Sensus is required to maintain internal control over financial reporting and to report any material weaknesses in the Company’s internal controls. In addition, the Company is required to furnish a report by management on the effectiveness of the internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. In addition, the Company’s independent registered public accounting firm will be required to attest to the effectiveness of the internal control over financial reporting beginning with the Company’s annual report on Form 10-K following the date on which Sensus is no longer an emerging growth company or the date Sensus no longer qualifies as a smaller reporting company. Compliance with Section 404 of the Sarbanes-Oxley Act will require the Company to incur substantial accounting expense and expend significant management efforts. If Sensus is unable to comply with the requirements of Section 404 in a timely manner, or the Company and the independent registered public accounting firm identify deficiencies in the internal control over financial reporting that are deemed to be material weaknesses, the market price of Sensus’ common stock could decline and the Company could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources.

The Company’s operations may be impaired if information technology systems fail to perform adequately or if are the subject of a data breach or cyberattack.

The Company’s information technology systems are critically important to operating business efficiently. Sensus’ relies on information technology systems to manage business data, communications, employee information, and other business processes. The Company outsources certain business process functions to third-party providers and similarly relies on these third parties to maintain and store confidential information on their systems. The failure of these information technology systems to perform as the Company anticipates could disrupt business and could result in transaction errors, processing inefficiencies, and the loss of sales and customers, causing business and results of operations to suffer.

Although Sensus protects our information technology systems, Sensus has experienced varying degrees of cyber-incidents in the normal conduct of business, including viruses, worms, phishing and other malicious activities. Although there have been no serious consequences to date, such breaches could result in unauthorized access to information including customer, supplier, employee, or other company confidential data. Sensus carries insurance against these risks, perform penetration tests from time to time, and design business processes to attempt to mitigate the risk of such breaches. However, the Company’s efforts to mitigate these risks may be unsuccessful for security breaches not to occur. Moreover, the development and maintenance of these measures requires continuous monitoring as technologies change and efforts to overcome security measures evolve. The Company has experienced, and expect to continue to experience, cyber security threats and incidents, none of which has been material to Sensus to date. However, a successful breach or attack could have a material negative impact on operations and subject the Company to consequences such as direct costs associated with incident response.

Item 1B. UNRESOLVED STAFF COMMENTS

The Company has no unresolved comments from the SEC staff relating to Sensus’ periodic or current reports filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended.

Item 2. PROPERTIES

Sensus’ corporate headquarters is located in Boca Raton, Florida and occupies approximately 8,926 square feet of leased space. The lease expires in September 2022 with an option to extend upon terms to be negotiated. The Company believes that the current facilities are suitable and adequate to meet the Company’s current needs and that suitable additional space will be available as and when needed on acceptable terms. Sensus’ main manufacturing function is physically located at our third-party manufacturer’s facility in Oak Ridge, Tennessee. Additional disclosures have been included within Note 7, Commitments and Contingencies, of the consolidated financial statements.

Item 3. LEGAL PROCEEDINGS

From time to time, Sensus is party to certain legal proceedings in the ordinary course of business. Management, after consultation with legal counsel, currently does not anticipate that the aggregate liability arising out of certain legal proceedings will have a material effect on Sensus’ results of operations, financial position, or cash flows and have assessed that there is no need to record a liability for these legal proceedings and related contingencies. Additional disclosures have been included within Note 7, Commitments and Contingencies of the consolidated financial statements.

Item 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II.

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Class A common stock is publicly traded on the NASDAQ Capital Market under the symbol “SRTS.”

Holders

At the close of business on March 2, 2021, there were 24 common stockholders of record. This does not include “street name” or beneficial owners, whose shares are held of record by banks, brokers, and other financial institutions.

Dividends

The Company has never declared or paid any dividend on its common stock and anticipates that for the foreseeable future all earnings will be retained for use rather than paid out as dividends. Any future payment of cash dividends will be dependent upon the Company’s financial condition, results of operations, current and anticipated cash requirements, plans for expansion, as well as other factors that the Board of Directors deems relevant. Additionally, certain contractual agreements and provisions of Delaware law impose restrictions on our ability to pay dividends. For example, the Company’s current revolving line of credit restricts the ability to pay dividends or make any distributions or payments or redeem, retire or purchase any capital stock without the prior written consent of the lender, provided that the Company may pay dividends solely in common stock without prior consent. Additionally, Section 170(a) of the Delaware General Corporation Law (“DGCL”) only permits dividends to be paid out of two legally available sources: (1) out of surplus, or (2) if there is no surplus, out of net profits for the year in which the dividend is declared or the preceding year (so-called “nimble dividends”). However, dividends may not be declared out of net profits if “the capital of the corporation, computed in accordance with sections 154 and 244 of the DGCL, shall have been diminished by depreciation in the value of its property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets.” Contractual obligations and applicable law will restrict the ability to declare and pay dividends in the future.

Unregistered Sales of Securities

There were no unregistered sales of securities during the year ended December 31, 2020.

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

Overview

As discussed elsewhere in this Report, Sensus seeks to achieve profitability. However, Sensus faces a number of uncertainties in 2021 that could impact our ability to achieve this goal. These include the ongoing coronavirus epidemic and international trade issues. Either of these matters could adversely affect the Company’s ability to do business in a number of countries and geographic regions, including China.

In order to achieve profitability, the Company is reducing operational expenses where necessary in order to continue to invest in research and development related to the Company’s products.

Impact of COVID-19

The outbreak of COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the U.S. and global economies, as well as on the Company’s and its employees, operations, and customer demand. The Company has been able to continue to operate and service its customers throughout the pandemic. However, the pandemic significantly impacted the Company’s sales throughout 2020, as social distancing forced physicians to temporarily close their practices, and could further impact the Company’s operations and the operations of the Company’s customers, suppliers and vendors as a result of ongoing quarantines, facility closures, and travel and logistics restrictions. The extent to which the COVID-19 pandemic impacts the Company’s business, results of operations and financial condition will depend on future developments. The Company cannot reasonably estimate the impact at this time. (See Note 1, Business Overview, of the consolidated financial statements).

Components of our results of operations

Sensus manages our business globally within one reportable segment, which is consistent with how management views the business, prioritizes investment and resource allocation decisions and assesses operating performance.

Results of Operations

	For the Years Ended December 31,
	2020	2019
Revenues	$9,576,932	$27,263,248
Cost of sales	4,327,839	9,706,104
Gross profit	5,249,093	17,557,144
Operating expenses
Selling and marketing	5,336,427	9,103,136
General and administrative	3,989,110	4,004,682
Research and development	4,157,430	6,417,619
Total operating expenses	13,482,967	19,525,437
Loss from operations	(8,233,874)	(1,968,293)
Other income (expense)
Gain on acquisition	588,011	-
Gain on extinguishment of loan	757,782	-
Interest income	66,785	268,290
Interest expense	(14,230)	-
Other income (expense), net	1,398,348	268,290
Net loss	$(6,835,526)	$(1,700,003)

2020 Compared with 2019

Revenues of $9,576,932 in 2020 decreased $17,686,316 from $27,263,248 in 2019, primarily reflecting the impact of COVID-19 and the decrease in the number of units sold. Due to COVID-19, the Company was unable to sell effectively to its markets due to travel restrictions and other factors. The Company believes these factors are gradually subsiding as the healthcare industry has developed and continues to develop effective vaccines and other treatments for COVID-19 and as local, state, and federal governments ease distancing restrictions. Additionally, the overall embrace of technology that enables the global business community to communicate effectively without the need for close proximity is expected to help the Company reach its potential clients for 2021.

Cost of sales of $4,327,839 in 2020 decreased by $5,378,265 from $9,706,104 in 2019, reflecting the lower number of units sold due to the COVID-19 pandemic.

Gross profit decreased $12,308,051, or 70.1%, from 2019, primarily driven by continued fixed costs and depreciation and amortization expenses combined with the decline in units sold. Any increase in 2021 in gross profit or gross margin, as a percentage of revenue, is largely dependent upon the status of the COVID-19 pandemic and the market’s response to the COVID-19 pandemic.

Selling and marketing expenses decreased $3,766,709, or 41.4%, from 2019, primarily attributable to cancellations of trade shows due to COVID-19, a decrease in commission expense due to lower sales and reduced spending on marketing activities.

Research and development expenses decreased $2,260,189 or 35.2.%, from 2019, reflecting lower spending as the SculpturaTM project entered production phase during 2020.

Other income (expense), net of $1,398,348 in 2020 increased $1,130,058 from $268,290 in 2019. The net increase was primarily attributable to the forgiveness of $757,782 of our loan under the Small Business Administration Paycheck Protection Program (See “Financial Condition” below and Note 5, Debt, of the consolidated financial statements) and a bargain purchase gain $588,011 which was recorded as a result of acquisitions (See Note 2, Acquisitions, of the consolidated financial statements)

Financial Condition

The Company’s cash, cash equivalent and investment balance decreased to $14,906,976 at December 31, 2020 from $15,489,695 at December 31, 2019, primarily due to cash used in operating activities and the purchase of property and equipment.

There were no borrowings under the revolving line of credit at December 31, 2020 and 2019.

In light of the COVID-19 pandemic, the Company took proactive steps during 2020 to manage costs and bolster liquidity. These steps included increasing borrowing availability as a precautionary measure to preserve financial flexibility in view of the uncertainty in global markets resulting from the COVID-19 pandemic and obtaining a loan of $1,022,785 under the Small Business Administration Paycheck Protection Program enabled by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act of 2020 which was used for employee compensation and facilities costs.

Liquidity and Capital Resources

Overview

In general terms, liquidity is a measurement of the Company’s ability to meet its cash needs. For the years ended December 31, 2020 and 2019, a significant source of funding has been cash flows from investing and financing activities. The Company believes that proceeds from investment maturing, borrowing capacity and access to capital resources are sufficient to meet operating capital and funding requirements for the next 12 months from the issuance date of this annual report. The Company’s liquidity position and capital requirements may be impacted by a number of factors, including the following:

●	ability to generate and increase revenue;
●	fluctuations in gross margins, operating expenses and net results; and
●	fluctuations in working capital.

The Company’s primary short-term capital needs, which are subject to change, include expenditures related to:

●	expansion of sales and marketing activities; and
●	expansion of research and development activities.

Sensus’ management regularly evaluates cash requirements for current operations, commitments, capital requirements and business development transactions, and may seek to raise additional funds for these purposes in the future.

Cash flows

The following table provides a summary of the Company’s cash flows for the periods indicated:

	For the Years Ended December 31,
	2020	2019
Net cash provided by (used in):
Operating activities	$(434,180)	$(2,106,642)
Investing activities	7,030,862	(4,897,810)
Financing activities	210,006	2,620,484
Increase (decrease) in cash and cash equivalents	$6,806,688	$(4,383,968)

Cash flows from operating activities

Net cash used in operating activities was $434,180 for the year ended December 31, 2020, consisting of a net loss of $6,835,526 partially offset by an increase in net operating assets of $5,561,274 and non-cash charges of $840,072. The increase in net operating assets was primarily related to a decrease in sales and resulting in a decrease in accounts receivable, offset by an increase in inventory and a decrease in accounts payable and accrued expenses. Non-cash charges consisted of depreciation and amortization, partially offset by the gain on bargain purchase in 2020. Net cash used in operating activities was $2,106,642 for the year ended December 31, 2019, consisting of a net loss of $1,700,003 and an increase in net operating assets of $2,212,112, partially offset by non-cash charges of $1,805,474. The increase in net operating assets was primarily due to the increase in sales and other longer payment terms on certain sales, resulting in an increase in accounts receivable, an increase in inventory and an increase in deferred revenue offset by a decrease in accounts payable and accrued expenses. Non-cash charges consisted primarily of stock compensation expense, bad debt and depreciation and amortization.

Cash flows from investing activities

Net cash provided by investing activities was $7,030,862, primarily due to matured investments of $7,389,407, partially offset by $358,545 of acquisition of property and equipment. Net cash used in investing activities was $4,897,810 due the purchase of debt securities held-to-maturity of $7,797,217 and $400,593 for acquisition of property and equipment offset by matured investments of $3,300,000 during the year ended December 31, 2019.

Cash flows from financing activities

Net cash provided by financing activities was $210,006 during the year ended December 31, 2020, mostly from the balance of the loan of $266,777 under the Small Business Administration Paycheck Protection Program. Net cash provided by financing activities was $2,620,484 during the year ended December 31, 2019, mostly from the exercise of investor warrants of $2,739,238 offset by withholding tax on stock compensation of $118,754.

Indebtedness

Please see Note 5, Debt, to the financial statements.

Contractual Obligations and Commitments

Please see Note 7, Commitments and Contingencies, to the financial statements.

Off-Balance Sheet Arrangements

The Company did not have during the periods presented, and does not currently have, any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. Management has identified certain accounting policies as critical to understanding the financial condition and results of operations. For a detailed discussion on the application of these and other accounting policies, see the notes to the financial statements included in this Annual Report on Form 10-K.

JOBS Act

Sensus is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act. As such, the Company can take advantage of exemptions from various reporting requirements that are applicable to other public companies but not to “emerging growth companies,” including, but not limited to:

●	being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;
●	not being required to comply with the auditor attestation requirements in the assessment of the Company’s internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act;
●	reduced disclosure obligations regarding executive compensation in the Company’s periodic reports and proxy statements; and
●	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Sensus is expected to remain an emerging growth company until December 31, 2021, following which it would continue to be a “smaller reporting company,” which will enable it to continue to take advantage of many of these exemptions, as discussed below. Investors may find Sensus’ common stock less attractive if the Company chooses to rely on these exemptions. If some investors find Sensus’ common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for the Company’s common stock and the price of its common stock may be more volatile.

In addition, an emerging growth company can delay its adoption of certain accounting standards until those standards would otherwise apply to private companies. However, the Company have chosen to “opt out” of such extended transition period, and as a result, plans to comply with any new or revised accounting standards on the relevant dates on which non-emerging growth companies must adopt such standards. Section 107 of the JOBS Act provides that the decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS OF SENSUS HEALTHCARE, INC.
CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Sensus Healthcare, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sensus Healthcare, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

Marcum llp

We have served as the Company’s auditor since 2012.

Fort Lauderdale, FL

March 5, 2021

SENSUS HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$14,906,976	$8,100,288
Investment in debt securities	-	7,389,407
Accounts receivable, net	3,775,937	14,011,180
Inventories	4,427,109	2,997,120
Prepaid and other current assets	2,061,039	1,505,175
Total current assets	25,171,061	34,003,170
Property and equipment, net	1,355,831	1,082,428
Intangibles	337,882	337,351
Deposits	69,393	101,561
Operating lease right-of-use assets, net	1,075,728	1,400,037
Total assets	$28,009,895	$36,924,547
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$2,873,720	$4,779,435
Deferred revenue, current portion	1,491,916	1,191,898
Operating lease liabilities, current portion	303,405	309,524
Product warranties	187,051	187,454
Total current liabilities	4,856,092	6,468,311
Loan payable	266,777	-
Operating lease liabilities	812,124	1,115,529
Deferred revenue, net of current portion	579,292	1,339,285
Total liabilities	6,514,285	8,923,125
Commitments and contingencies
Stockholders’ equity
Preferred stock, 5,000,000 shares authorized and none issued and outstanding	-	-
Common stock, $0.01 par value – 50,000,000 authorized; 16,564,311 issued and 16,491,103 outstanding at December 31, 2020; 16,540,478 issued and 16,485,780 outstanding at December 31, 2019	165,643	165,404
Additional paid-in capital	43,700,929	43,314,123
Treasury stock, 73,208 and 54,698 shares at cost, at December 31, 2020 and 2019, respectively	(309,901)	(252,570)
Accumulated deficit	(22,061,061)	(15,225,535)
Total stockholders’ equity	21,495,610	28,001,422
Total liabilities and stockholders’ equity	$28,009,895	$36,924,547

See accompanying notes to the consolidated financial statements.

SENSUS HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2020	2019

Revenues	$9,576,932	$27,263,248
Cost of sales	4,327,839	9,706,104
Gross profit	5,249,093	17,557,144
Operating expenses
Selling and marketing	5,336,427	9,103,136
General and administrative	3,989,110	4,004,682
Research and development	4,157,430	6,417,619
Total operating expenses	13,482,967	19,525,437
Loss from operations	(8,233,874)	(1,968,293)
Other income (expense)
Gain on bargain purchase	588,011	—
Gain on extinguishment of loan	757,782	—
Interest income	66,785	268,290
Interest expense	(14,230)	—
Other income (expense), net	1,398,348	268,290
Net loss	$(6,835,526)	$(1,700,003)
Net loss per share – basic and diluted	$(0.42)	$(0.10)
Weighted-average number of shares used in computing net loss per share – basic and diluted	16,434,079	16,232,748

See accompanying notes to the consolidated financial statements.

SENSUS HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Common Stock		Additional Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
December 31, 2018	16,145,915	$161,459	$39,957,905	(33,454)	$(133,816)	$(13,525,532)	$26,460,016
Surrender of shares for tax withholding on stock compensation	—	—	—	(21,244)	(118,754)	—	(118,754)
Forfeiture of common stock	(11,250)	(113)	113	—	—	—	—
Stock-based compensation	—	—	620,925	—	—	—	620,925
Exercise of warrants	405,813	4,058	2,735,180	—	—	—	2,739,238
Net loss	—	—	—	—	—	(1,700,003)	(1,700,003)
December 31, 2019	16,540,478	$165,404	$43,314,123	(54,698)	$(252,570)	$(15,225,535)	$28,001,422
Surrender of shares for tax withholding on stock compensation	—	—	—	(18,510)	(57,331)	—	(57,331)
Forfeiture of common stock	(11,250)	(112)	112	—	—	—	—
Stock-based compensation	35,000	350	386,135	—	—	—	386,485
Exercise of warrants	83	1	559	—	—	—	560
Net loss	—	—	—	—	—	(6,835,526)	(6,835,526)
December 31, 2020	16,564,311	$165,643	$43,700,929	(73,208)	$(309,901)	$(22,061,061)	$21,495,610

See accompanying notes to the consolidated financial statements.

SENSUS HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2020	2019
Cash flows from operating activities
Net loss	$(6,835,526)	$(1,700,003)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Bad debt expense	24,000	350,086
Depreciation and amortization	721,865	545,717
Inventory write-down	-	90,083
Provision for product warranties	295,735	288,746
Gain on bargain purchase	(588,011)	-
Stock-based compensation	386,483	620,925
Changes in operating assets (decrease (increase)):
Accounts receivable	10,249,726	(1,215,332)
Inventories	(1,429,989)	(1,698,523)
Prepaid and other current assets	(199,387)	483,306
Changes in operating liabilities (increase (decrease)):
Accounts payable and accrued expenses	(2,302,964)	(676,564)
Deferred revenue	(459,974)	1,042,426
Product warranties	(296,138)	(237,509)
Total adjustments	6,401,346	(406,639)
Net cash provided by (used in) operating activities	(434,180)	(2,106,642)
Cash flows from investing activities
Acquisition of property and equipment	$(358,545)	$(400,593)
Investment in debt securities - held to maturity	-	(7,797,217)
Investments matured	7,389,407	3,300,000
Net cash provided by (used in) investing activities	7,030,862	(4,897,810)
Cash flows from financing activities
Proceeds from loan payable	266,777	-
Withholding taxes on stock compensation	(57,331)	(118,754)
Exercise of warrants	560	2,739,238
Net cash provided by (used in) financing activities	210,006	2,620,484
Net increase (decrease) in cash and cash equivalents	6,806,688	(4,383,968)
Cash and cash equivalents, beginning of year	8,100,288	12,484,256
Cash and cash equivalents, end of year	$14,906,976	$8,100,288
Supplemental disclosure of cash flow information:
Interest paid	$12,456	$-
Supplemental schedule of noncash investing and financing transactions
Transfer of inventory to property and equipment	$-	$240,137
PPP loan (forgiveness portion)	$757,782	$-
Lease liabilities arising from obtaining right-of-use-assets	$-	$1,714,814

See accompanying notes to the consolidated financial statements.

SENSUS HEALTHCARE, INC.
NOTES TO THE FINANCIAL STATEMENTS

Note 1 — Organization and Summary of Significant Accounting Policies

Description of the Business

Sensus Healthcare, Inc. (together, with its subsidiary, unless the context otherwise indicates, “Sensus” or the “Company”) is a manufacturer of radiation therapy devices and sells the devices to healthcare providers globally through its distribution and marketing network. The Company operates as one segment from its corporate headquarters located in Boca Raton, Florida.

BASIS of PRESENTATION

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its subsidiary. Accounts and transactions between consolidated entities have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. Significant estimates to which it is reasonably possible that a change could occur in the near term include, revenue recognition, inventory reserves, receivable allowances, recoverability of long-lived assets and estimation of the Company’s product warranties. Actual results could differ from those estimates.

Impact of COVID-19

The outbreak of COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the U.S. and global economies, as well as, on the Company’s and its’ employees, operations, and customer demand. The Company has been able to continue to operate and service its customers throughout the pandemic. However, the pandemic significantly impacted the Company’s sales throughout 2020, as social distancing forced physicians to temporarily close their practices, and could further impact the Company’s operations and the operations of the Company’s customers, suppliers and vendors as a result of ongoing quarantines, facility closures, and travel and logistics restrictions. The extent to which the COVID-19 pandemic impacts the Company’s business, results of operations and financial condition will depend on future developments. The Company cannot reasonably estimate the future impact at this time.

Revenue Recognition

Revenue is recognized upon transfer of control of promised goods or services to customers in an amount to which the Company expects to be entitled in exchange for those goods or services. The Company enters into contracts that can include multiple services, which are accounted for separately if they are determined to be distinct.

The Company’s revenue consists of sales of the Company’s devices and services related to maintaining and repairing the devices. The agreement for the sale of the devices and the service contract are usually signed at the same time and in some instances a service contract is signed on a stand-alone basis. Revenue for service contracts is recognized over the service contract period on a straight-line basis. The Company determined that in practice no significant discount is given on the service contract when it is offered with the device purchase as compared to when it is sold on a stand-alone basis. The service level provided is identical when the service contract is on a purchased stand-alone basis or together with the device. There is no termination provision in the service contract nor any penalties in practice for cancellation of the service contract

The components of disaggregated revenue are as follows:

	2020	2019
Product revenue	$5,449,435	$25,109,303
Service revenue	4,127,497	2,153,945
Total revenue	$9,576,932	$27,263,248

The Company operates in a highly regulated environment, primarily in the U.S. dermatology market, in which state regulatory approval is sometimes required prior to the customer being able to use the product. In cases where such regulatory approval is pending, revenue is deferred until such time as regulatory approval is obtained.

Deferred revenue activity for 2020 and 2019 is as follows:

	Product	Service	Total
December 31, 2018	$33,000	$1,455,757	$1,488,757
Revenue recognized	(33,000)	(1,743,817)	(1,598,159)
Amounts invoiced	-	2,819,243	2,640,585
December 31, 2019	-	2,531,183	2,531,183
Revenue recognized	-	(2,860,283)	(2,860,283)
Amounts invoiced	23,000	2,377,308	2,400,308
December 31, 2020	$23,000	$2,048,208	$2,071,208

The Company does not disclose information about remaining performance obligations of deposits for products that have original expected durations of one year or less. Estimated service revenue to be recognized in the future related to the performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2020 is as follows:

Year	Service Revenue
2021	$1,468,916
2022	446,291
2023	81,667
2024	51,334
Total	$2,048,208

The Company provides warranties, generally for one year, in conjunction with the sale of its product. These warranties entitle the customer to repair, replacement, or modification of the defective product subject to the terms of the respective warranty. The Company records an estimate of future warranty claims at the time the Company recognizes revenue from the sale of the device based upon management’s estimate of the future claims rate.

Shipping and handling costs are expensed as incurred and are included in cost of sales.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable and investments in debt securities. The Company places its cash and cash equivalents with highly rated financial institutions.

Segment and Geographical Information

The Company’s revenue is generated primarily from customers in the U.S., which represented approximately 97% and 92% of revenue for the years ended December 31, 2020 and 2019, respectively. One customer in the U.S. accounted for approximately 40% and 68% of revenue for the years ended December 31, 2020 and 2019, respectively, and 56% and 79% of the accounts receivable as of December 31, 2020 and 2019, respectively.

Fair Value of Financial Instruments

Carrying amounts of cash equivalents, accounts receivable, accounts payable and revolving credit facility approximate fair value due to their relative short maturities.

Fair Value Measurements

The Company uses a fair value hierarchy that prioritizes inputs to valuation approaches used to measure fair value. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1 Inputs:

Quoted prices (unadjusted) in active markets for identical assets or liabilities at the reporting date.

• Level 1 assets may include listed mutual funds, ETFs and listed equities

Level 2 Inputs:

Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; quotes from pricing services or brokers for which the Company can determine that orderly transactions took place at the quoted price or that the inputs used to arrive at the price are observable; and inputs other than quoted prices that are observable, such as models or other valuation methodologies.

•    Level 2 assets may include debt securities and foreign currency exchange contracts that have inputs to the valuations that generally can be corroborated by observable market data.

Level 3 Inputs:

Unobservable inputs for the valuation of the asset or liability, which may include nonbinding broker quotes. Level 3 assets include investments for which there is little, if any, market activity. These inputs require significant management judgment or estimation.

Significance of Inputs.    The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument.

Foreign Currency

The Company’s foreign operation functional currency is the U.S. dollar. The Company considers its Israel subsidiary an extension of the parent company operations in the United States. The cash flow in the foreign operation depends primarily on the funding by the parent company.

Cash and Cash Equivalents

Cash and cash equivalents primarily consists of cash, money market funds and short-term, highly liquid investments with original maturities of three months or less.

For purposes of the statements of cash flows, the Company considers all highly liquid financial instruments with a maturity of three months or less when purchased to be a cash equivalent.

Investments

Short-term investments consist of investments which the Company expects to convert into cash within one year, and long-term investments are those that the Company expects to convert to cash after one year. The Company classifies its investments in debt securities (level 2) at the time of purchase as held-to-maturity and re-evaluates such classification on a quarterly basis. Held-to-maturity investments consist of securities that the Company has the intent and ability to retain until maturity. At December 31, 2019, these securities were carried at amortized cost plus accrued interest and consist of the following:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Short Term:
Corporate bonds	$6,690,678	$4,251	$—	$6,694,929
United States Treasury bonds	698,729	1,302	—	700,031

Total Investments December 31, 2019	$7,389,407	$5,553	$—	$7,394,960

At December 31, 2020, the Company did not have any short-term investments.

Accounts Receivable

The Company does business and extends credit based on an evaluation of each customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The allowance for doubtful accounts was approximately $24,000 and $80,000 as of December 31, 2020 and 2019, respectively. Bad debt expense for the years ended December 31, 2020 and 2019 were approximately $24,000 and $350,000, respectively.

Inventories

Inventories consist of finished product and components and are stated at the lower of cost and net realizable value, determined using the first-in-first-out method.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation on property and equipment is calculated on the straight-line basis over the estimated useful life of each asset. Maintenance and repairs are expensed as incurred; expenditures that enhance the value of property or extend their useful lives are capitalized. When assets are sold or returned, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income.

Inventory units designated for customer demonstrations, as part of the sales process, are reclassified to property and equipment and the depreciation is recorded to selling and marketing expense. The inventory for demonstrations and other programs that was reclassified to property and equipment for the years ended December 31, 2020 and 2019 was approximately $0 and $240,000, respectively.

Intangible Assets

Intangible assets are comprised of the Company’s patent rights and finite-lived intangible assets acquired in acquisitions.

The carrying value of finite-lived assets and their remaining useful lives are reviewed at least annually to determine if triggering events have occurred that may indicate a potential impairment or revision to the amortization period. For finite-lived intangible assets, if potential impairment circumstances are considered to exist, the Company will perform a recoverability test using an undiscounted cash flow analysis. Actual results could differ from these cash flow estimates, which could materially impact the impairment conclusion. If the carrying value of the asset is determined not to be recoverable based on the undiscounted cash flow test, the difference between the carrying value of the asset and its current fair value would be recognized as an expense in the period in which the impairment occurs. No impairment charges were recorded for intangible assets long-lived assets for the years ended December 31, 2020 and 2019.

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

	For the Years Ended December 31,
	2020	2019
Stock options	-	15,776
Restricted shares	106	11,186

Equity-Based Compensation

Pursuant to relevant accounting guidance related to accounting for equity-based compensation, the Company is required to recognize all share-based payments to non-employees and employees in the financial statements based on grant-date fair values. The Company has accounted for issuances of shares, options, and warrants in accordance with the guidance, which requires the recognition of expense, based on grant-date fair values, over the service period, generally periods over which the shares, options and warrants vest.

Advertising Costs

Advertising and promotion costs are charged to expense as incurred. Advertising and promotion costs included in selling and marketing expense in the accompanying statements of operations amounted to approximately $515,000 and $1,321,000 for the years ended December 31, 2020 and 2019, respectively.

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

Note 2 — ACQUISITIONS

On August 3, 2020, the Company acquired two mobile aesthetic laser companies, now known as Sensus Laser Aesthetic Solutions (“SLAS”). The companies are expected to complement and expand the Company’s current offerings.

The aggregate purchase price of $999,000 was deemed to be compensation for post-acquisition services and will be recorded as compensation expense over the remaining service periods.

The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the transaction. A preliminary summary of the estimated fair values of the assets acquired and liabilities assumed is as follows:

Fair Value
Accounts receivable	$38,483
Property and equipment	528,300
Finite-lived intangible assets:
Trade names	22,218
Customer relationships	86,737
Other liabilities assumed	(87,727)

Bargain purchase gain	$588,011

A bargain purchase gain results from an acquisition if the fair value of the purchase consideration paid in connection with such acquisition is less than the net fair value of the assets acquired, and liabilities assumed. Accordingly, the Company recorded a bargain purchase gain of $588,011 which is included in other income on the consolidated statements of operations for the year ended December 31, 2020.

Finite-lived intangible assets are amortized over their estimated useful lives, which range from one to 13 years.

For the year ended December 31, 2020, the acquisition of these two laser rental companies contributed approximately $166,000 to gross profit and did not have a material impact on net loss. Consequently, the Company has not presented pro forma financial statements for this acquisition.

Note 3 — Property and Equipment

Property and equipment consists of the following:

	As of December 31,		Estimated useful
	2020	2019	life-in years

Operations and rental equipment	$2,177,892	$1,280,209	3
Tradeshow and demo equipment	922,866	914,891	3
Computer equipment	119,237	117,596	3
	3,219,995	2,312,696
Less accumulated depreciation	(1,864,164)	(1,230,268)
Property and Equipment, Net	$1,355,831	$1,082,428

Depreciation expense was approximately $613,000 and $449,000 for the years ended December 31, 2020 and 2019, respectively. Accumulated depreciation on asset disposals was approximately $74,000 for the year ended December 31, 2020.

Note 4 — INTANGIBLES

	Patent Rights	Customer Relationships	Trade Names	Total

December 31, 2019	$337,351	$—	$—	$337,351
Acquired assets	—	86,737	22,218	108,955
Amortization expense	(96,386)	(2,780)	(9,258)	(108,424)
December 31, 2020	$240,965	$83,957	$12,960	$337,882

Amortization expense was approximately $108,000 and $96,000 for the years ended December 31, 2020 and 2019, respectively.

Estimated amortization expense for the finite-lived intangible assets for each of the five succeeding years is as follows:

For the Year Ending December 31,
2021	$116,019
2022	103,058
2023	54,865
2024	6,672
2025	6,672

In 2020, in connection with the two mobile laser company acquisitions, the Company acquired finite-lived trade names and finite-lived customer relationship intangible assets, with weighted-average estimated lives of approximately 13 years and one year, respectively. See Note 2, Acquisitions, for information on these transactions.

Note 5 — DEBT

The Company has a revolving credit facility that, through April 2020, provided for maximum borrowings equal to the lesser of (a) the $5 million commitment amount or (b) a borrowing base equal to 80% of eligible accounts receivable plus a $2.5 million non-formula sublimit. In October 2019, the term of the facility was extended through January 29, 2020; in January 2020, the term was further extended through April 28, 2020; and in April 2020, the term was further extended to April 1, 2022 and the maximum borrowings were increased to the lesser of (a) the $10 million commitment amount or (b) the borrowing base plus a $3 million non-formula sublimit. Interest on any borrowings, at Prime plus 0.75% (4.00% at December 31, 2020) and Prime plus 1.50% on non-formula borrowings (4.75% at December 31, 2020), is payable monthly, and the outstanding principal and interest are due on the maturity date. The facility is secured by all of the Company’s assets and limits the amount of additional indebtedness; restricts the sale, disposition or transfer of assets of the Company; and requires the maintenance of a monthly adjusted quick ratio restrictive covenant, as defined in the facility. The Company was in compliance with its financial covenants as of December 31, 2020 and December 31, 2019. There were no borrowings outstanding under the revolving credit facility at December 31, 2020 and December 31, 2019. The Company pays commitment fees of 0.25% per annum on the average unused portion of the line of credit.

On April 20, 2020, the Company received a loan of $1,022,785 under the Small Business Administration (“SBA”) Paycheck Protection Program enabled by the CARES Act of 2020, to be used for employee compensation and facilities costs. The loan provided for a six-month deferral period during which no payments were due, although interest accrued during this period. The loan matures in April 2022 and provides for interest at the rate of 1% per annum. The loan is subject to forgiveness for principal that is used for the limited purposes that expressly qualify for forgiveness under SBA requirements. The Company applied for and has been notified that $757,782 in eligible expenditures for payroll and other expenses described in the CARES Act has been forgiven. Loan forgiveness is reflected in gain on extinguishment of the loan in the consolidated statements of operations.

Note 6 — Product Warranties

Changes in product warranty liability were as follows for the year ended December 31, 2020:

Balance, December 31, 2019	$187,454
Warranties accrued during the period	295,735
Payments on warranty claims	(296,138)
Balance, December 31, 2020	$187,051

Note 7 — Commitment and Contingencies

Operating Lease Agreements

The Company leases its headquarters office from an unrelated third party. The lease was last renewed in 2016 and expires in September 2022 with an option to extend with prior notice upon terms to be negotiated.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of December 31, 2020.

Maturity of Operating Lease Liabilities	Amount
2021	$348,122
2022	284,578
2023	104,343
2024	105,843
2025	107,942
Thereafter	386,789
Total undiscounted operating leases payments	$1,337,617
Less: Imputed interest	(222,088)
Present Value of Operating Lease Liabilities	$1,115,529

Other Information
Weighted-average remaining lease term	6.0 years
Weighted-average discount rate	5.0%

An initial Right of Use (“ROU”) asset of approximately $805,000 was recognized as a non-cash assets addition with the adoption of the new lease accounting standard. The value of the ROU assets was reduced by approximately $324,000 and $330,000 during the years ended December 31, 2020 and 2019, respectively. Cash paid for amounts included in the present value of operating lease liabilities was approximately $359,000 and $310,000 for the years ended December 31, 2020 and 2019, respectively, and is included in cash flows from operating activities in the accompanying consolidated statement of cash flows. Operating lease costs were approximately $373,000 and $351,000 for the years ended December 31, 2020 and 2019, respectively.

Manufacturing Agreement

In 2010, the Company entered into a three-year contract manufacturing agreement with an unrelated third party for the production and manufacture of the SRT-100 (and subsequently the SRT-100 Vision and the SRT-100 Plus), in accordance with the Company’s product specifications. The agreement renews for successive one-years periods unless either party notifies the other party in writing, at least 60 days prior to the anniversary date of the agreement, that it will not renew the agreement. The Company or the manufacturer may terminate the agreement upon 90 days’ prior written notice.

Purchases from this manufacturer totaled approximately $2,474,000 and $5,786,000 for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, approximately $697,000 and $1,104,000, respectively, was due to this manufacturer, which is presented in accounts payable and accrued expenses in the accompanying balance sheets.

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

Note 8 — Employee Benefit Plans

The Company sponsors a 401(k) defined contribution retirement plan that allows eligible employees to contribute a portion of their compensation, as defined by the plan and subject to Internal Revenue Code limitations. The Company makes contributions to the plan which include matching a percentage of the employees’ contributions up to certain limits. Expenses related to this plan totaled approximately $125,000 and $123,000 for the years ended December 31, 2020 and 2019, respectively.

Note 9 — Stockholders’ Equity

The Company has authorized 50,000,000 shares of common stock, of which 16,564,311 were issued and 16,491,103 outstanding at December 31, 2020; 16,540,478 shares were issued and 16,485,780 outstanding as of December 31, 2019, respectively.

Warrants

In 2016, investors in the Company’s initial public offering (the “IPO”), received three-year warrants to purchase 2,300,000 shares of common stock at an exercise price of $6.75 per share; the warrants were exercisable through June 8, 2019. In 2019, the Company entered into an amendment to the Warrant Agreement to extend the expiration date of the investor warrants from June 8, 2019 until June 8, 2020. During the year ended December 31, 2019, warrants for 405,813 shares were exercised.

In addition, the underwriters’ of the IPO received four-year warrants to purchase up to 138,000 units, consisting of one share of common stock and one warrant to purchase one share of common stock. The warrants for the units are exercisable until June 2, 2021 at an exercise price of $6.75 per unit. As of December 31, 2020, none of the unit warrants have been exercised.

The following table summarizes the Company’s warrant activity:

	Warrants
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding – December 31, 2019	2,032,187	$6.75	0.51
Granted	—	—	—
Exercised	(83)	—	—
Expired	(1,894,104)	—	—
Outstanding – December 31, 2020	138,000	$6.75	0.44
Exercisable – December 31, 2020	138,000	$6.75	0.44

The intrinsic value of the common stock warrants was $0 as of December 31, 2020 and December 31, 2019, respectively.

2016 and 2017 Equity Incentive Plans

The Company has limited the aggregate number of shares of common stock to be awarded under the 2016 Equity Incentive Plan to 397,473 shares which may be granted in connection with incentive stock options. The Company has limited the aggregate number of shares of common stock to be awarded under the 2017 Equity Incentive Plan to 500,000 shares which may be granted in connection with incentive stock options. In addition, unless the Compensation Committee specifically determines otherwise, the maximum number of shares available under the 2016 and 2017 Plans and the awards granted under those plans will be subject to appropriate adjustment in the case of any stock dividends, stock splits, recapitalizations, reorganizations, mergers, consolidations, exchanges or other changes in capitalization affecting our common stock.

The stock options had an intrinsic value of $0 as of December 31, 2020 and December 31, 2019, respectively.

The Company recognizes forfeitures as they occur rather than estimating a forfeiture rate. The reduction of stock compensation expense related to the forfeitures was approximately $24,000 and $8,000 for the years ended December 31, 2020 and 2019, respectively.

Unrecognized stock compensation expense was approximately $331,000 as of December 31, 2020, which will be recognized over a weighted average period of 1.75 years.

A summary of restricted stock activity is presented as follows:

Outstanding at	Shares	Weighted- Average Grant Date Fair Value
December 31, 2019	80,417	$5.70
Granted	35,000	4.11
Vested	(66,667)	5.24
Forfeited	(11,250)	8.58
December 31, 2020	37,500	$4.17

The following table summarizes the Company’s stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding – December 31, 2019	229,334	$5.55	8.07
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Outstanding – December 31, 2020	229,334	$5.55	7.07
Exercisable – December 31, 2020	229,334	5.55	7.07

Treasury Stock

The Company accounts for purchases of treasury stock under the cost method with the cost of such share purchases reflected in treasury stock in the accompanying consolidated balance sheet. As of December 31, 2020 and 2019, the Company had 73,208 and 54,698 treasury shares, respectively.

Note 10 — Income Taxes

The income tax provision (benefit) consisted of the following:

	For the Years Ended
	December 31,
	2020	2019
Current – federal	-	-
Current – state	-	-
Deferred – federal	(1,278,745)	(601,575)
Deferred –state	(199,266)	(494,982)
Deferred – international	(61,293)	(43,303)
	(1,539,304)	(1,139,860)
Change in valuation allowance	1,539,304	1,139,860
Income tax provision (benefit)	$-	$-

For the years ended December 31, 2020 and December 31, 2019, the expected tax expense (benefit) based on the statutory rate is reconciled with the actual tax expense (benefit) as follows:

	For the Years Ended
	December 31,
	2020	2019
U.S. federal statutory rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(5.8)%	(6.1)%
Foreign rate differential	(0.1)%	(0.2)%
Permanent differences	(1.9)%	3.2%
Change in tax rates	0.3%	(1.9)%
Return-to-provision adjustments	0.6%	(4.0)%
Tax credits	5.2%	(37.1)%
Other	-	-%
Change in valuation allowance	22.5%	67.1%

Income tax provision (benefit)	0.0%	0.0%

As of December 31, 2020 and December 31, 2019, the Company’s net deferred tax asset (liability) consisted of the effects of temporary differences attributable to the following:

	December 31,
	2020	2019
Net operating losses	$3,683,102	$1,701,503
Stock-based compensation	190,202	183,911
Depreciation and amortization	(236,312)	(94,400)
Accrued expenses and reserves	106,337	195,321
Prepaid expenses	(23,230)	(3,893)
Customer deposits	216,184	60,759
Tax credit	824,353	1,176,852
Charitable Contributions	36,752	37,468
Lease Accounting	(2,061)	-
Other, net	1,703	204
Deferred tax asset, net	4,797,030	3,257,725
Valuation allowance	(4,797,030)	(3,257,725)
Deferred tax asset, net of valuation allowance	-	-

The Company has federal tax net operating loss carryforwards of approximately $12,943,000 as of December 31, 2020 and state net operating loss carryforwards spread across various jurisdictions with a combined total of approximately $14,107,000 as of December 31, 2020. The net operating loss carryforwards generated prior to January 1, 2018, if not used to reduce taxable income in future periods, will begin to expire in 2029, for both federal and state tax purposes. The net operating loss carryforward generated after December 31, 2017 will never expire for federal purposes but can only reduce 80% of taxable income in future years.  Additionally, the Company also has tax credit carryforwards of approximately $824,000 as of December 31, 2020.  These credit carryforwards, if not used in future periods, will begin to expire in 2029.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the future generation of taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and taxing strategies in making this assessment.  Based on this assessment, management has established a full valuation allowance against all of the net deferred tax assets for each period, since it is more likely than not that all of the deferred tax assets will not be realized.  The valuation allowance for the years ended December 31, 2020 and 2019 increased by approximately $1,540,000 and $1,140,000, respectively.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2020 and 2019. The Company does not expect any significant changes in its unrecognized tax benefits within 12 months of the reporting date. The Company has U.S. federal and certain state tax returns subject to examination by tax authorities beginning with those filed for the year ended December 31, 2015. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of operations.

During the year ended December 31, 2020, $757,782 of the PPP loan was forgiven which resulted in income that was not recognized for tax purposes.

Note 11 — Subsequent Events

The Company has evaluated subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued for potential recognition or disclosure, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosure matters.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

As of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K, we maintained effective disclosure controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our internal control over financial reporting. Our management used the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to perform this evaluation. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2020.

As an emerging growth company, our independent registered accounting firm is not required to issue an attestation report on our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ending December 31, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. OTHER INFORMATION

The Company is furnishing no other information in this Form 10-K.

PART III.

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item will be set forth in the Proxy Statement for our 2021 Annual Meeting and is incorporated into this report by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in the Proxy Statement for our 2021 Annual Meeting and is incorporated into this report by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company’s 2016 and 2017 Equity Incentive Plans were each approved by our stockholders. The following table provides certain information regarding the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Securities Holders	229,334	$5.55	265,973
Equity Compensation Plans Not Approved by Securities Holders	—	—	—
Total	229,334	$5.55	265,973

The other information required by this item will be set forth in the Proxy Statement for our 2021 Annual Meeting and is incorporated into this report by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the Proxy Statement for our 2021 Annual Meeting and is incorporated into this report by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in the Proxy Statement for our 2021 Annual Meeting and is incorporated into this report by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report

1.	Financial Statements

The Company’s consolidated financial statements included beginning on page F-1.

2.	Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable, not required or the information required is included in the Company’s consolidated financial statements or note thereto.

3.	Exhibits Required to be Filed by Item 601 of Regulation S-K

The Exhibit Index beginning on page 30 of this Annual Report on Form 10-K is incorporated by reference to this Item 15.

Item 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of December 12, 2011, by and between Sensus Healthcare, LLC and Sensus Healthcare, LLC – incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

2.2	Plan of Conversion of Sensus Healthcare, LLC – incorporated by reference to Exhibit 2.2 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

3.1	Amended and Restated Certificate of Incorporation of Sensus Healthcare, Inc. – incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (filed 3/25/16)(No. 333-209451).

3.2	Bylaws of Sensus Healthcare, Inc. – incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

4.1	Form of Representatives’ Warrant to Purchase Units– incorporated by reference to Exhibit 4.7 of the Company’s Amendment No. 4 to Registration Statement on Form S-1 (filed 5/19/16) (No. 333-209451).

4. 2*	Description of Company’s Common Stock – incorporated by reference to Exhibit 4.4 of the Company’s Annual Report on Form 10-K (filed 3/6/20) (No.001-37714).

10.1	Second Amendment and Restated Loan and Security Agreement by and between Sensus Healthcare, Inc. and Silicon Valley Bank, dated September 21, 2016 – incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (filed 11/7/16)(No. 001-37714).

10.2	Office Lease Agreement, dated as of July 26, 2010, by and between Rexall Sundown, Inc. and Sensus Healthcare, LLC – incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

10.3	Amendment to Lease, dated as of January 27, 2014, by and between Rexall Sundown, Inc. and Sensus Healthcare, LLC– incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

10.4	Commercial Lease, dated as of July 7, 2016, by and between BREF 851, LLC and Sensus Healthcare, Inc. – incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (filed 11/7/16)(No. 001-37714).

10.5+	Sensus Healthcare, Inc. 2016 Equity Incentive Plan – incorporated by reference to Exhibit 10.14 of the Company’s Amendment No. 1 to Registration Statement on Form S-1 (filed 3/10/16)(No. 333-209451).

10.6+	Form of Non-Qualified Option Grant Agreement – incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

10.7+	Employment Agreement between Sensus Healthcare, Inc. and Joseph C. Sardano – incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

10.8*#	Manufacturing Agreement, dated as of July 20, 2010, by and between RbM Services, LLC and Sensus Healthcare, LLC.

10.9	Sensus Healthcare, Inc. 2017 Equity Incentive Plan – incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (filed 6/9/17)(No. 001-37714).

10.10	Default Waiver and First Amendment to Second Amended and Restated Loan and Security Agreement by and between Silicon Valley Bank and Sensus Healthcare, Inc., dated June 27, 2017 – incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (filed 8/4/17)(No. 001-37714).

10.11*#	Second Amendment to Second Amended and Restated Loan and Security Agreement by and between Silicon Valley Bank and Sensus Healthcare, Inc., dated September 15, 2017.

10.12*#	Third Amendment to Second Amended and Restated Loan and Security Agreement by and between Silicon Valley Bank and Sensus Healthcare, Inc., dated October 31, 2017.

10.13+	Form of Restricted Stock Award Agreement incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-8 (filed 11/6/17)(No. 333-221372).

10.14+	Employment Agreement between Sensus Healthcare, Inc. and Michael Sardano – incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (filed 5/8/18) (No. 333-209451).

10.15	Fourth Amendment to Second Amended and Restated Loan and Security Agreement by and between Silicon Valley Bank and Sensus Healthcare, Inc. and, dated October 28, 2019 – incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (filed 11/8/19)(No. 001-37714).

10.16*	Fifth Amendment to Second Amended and Restated Loan and Security Agreement by and between Silicon Valley Bank and Sensus Healthcare, Inc. and, dated January 31, 2020

10.17	Sixth Amendment to Second Amended and Restated Loan and Security Agreement by and between Silicon Valley Bank and Sensus Healthcare Inc., dated April 13, 2020 – incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (filed 5/11/20)(No.333-209451).

14.1	Sensus Healthcare, Inc. Code of Ethics – incorporated by reference to Exhibit 14.1 of the of the Company’s Amendment No. 1 to Registration Statement on Form S-1 (filed 3/10/16)(No. 333-209451).

23.1*	Consent of Marcum LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Joseph C. Sardano, Chairman and Chief Executive Officer of Sensus Healthcare, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Javier Rampolla, Chief Financial Officer of Sensus Healthcare, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Joseph C. Sardano, Chairman and Chief Executive Officer of Sensus Healthcare, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Javier Rampolla, Chief Financial Officer of Sensus Healthcare, Inc., Pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

+	Indicates a management contract or compensatory plan.
#	Portions of exhibit have been omitted.
*	Filed electronically herewith.

Instruments defining the rights of holders of unregistered long-term debt of the issuer and its subsidiaries have been omitted from this exhibit index because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the issuer and its consolidated subsidiaries. The issuer agrees to furnish a copy of any such instrument to the Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSUS HEALTHCARE, INC.

Date: March 5, 2021	/s/ Joseph C. Sardano
Joseph C. Sardano
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Joseph Sardano	Chief Executive Officer and Chairman	March 5, 2021
Joseph Sardano	(Principal Executive Officer)

/s/ Javier Rampolla	Chief Financial Officer	March 5, 2021
Javier Rampolla	(Principal Financial and Accounting Officer)

/s/ Megan Cornish	Director	March 5, 2021
Megan Cornish

/s/ John Heinrich	Director	March 5, 2021
John Heinrich

/s/ William H. McCall	Director	March 5, 2021
William H. McCall

/s/ Samuel O’Rear	Director	March 5, 2021
Samuel O’Rear

/s/ Anthony B. Petrelli	Director	March 5, 2021
Anthony B. Petrelli

