Form 10-Q
period 2021-03-31
Sensus Healthcare, Inc.
filed 2021-05-14
CIK 1494891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, 16,489,619 shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

SENSUS HEALTHCARE, INC.

QUARTERLY REPORT ON FORM 10-Q

i

INTRODUCTORY NOTE

Caution Concerning Forward-Looking Statements

This quarterly report on Form 10-Q includes statements that are, or may be deemed, “forward-looking statements.” In some cases, these statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “could,” “might,” “will,” “should,” “approximately,” “potential” or negative or other variations of those terms or comparable terminology, although not all forward-looking statements contain these words.

Forward-looking statements involve risks and uncertainties because they relate to events, developments, and circumstances relating to Sensus Healthcare, Inc., our industry, and/or general economic or other conditions that may or may not occur in the future or may occur on longer or shorter timelines than anticipated. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, forward-looking statements are not guarantees of future performance, and our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward looking statements contained in this press release, as a result of the following factors, among others: the continuation and severity of the COVID-19 pandemic, including its impact on sales and marketing; our ability to achieve profitability; our ability to obtain and maintain the intellectual property needed to adequately protect our products, and our ability to avoid infringing or otherwise violating the intellectual property rights of third parties; the level and availability of government and/or third party payor reimbursement for clinical procedures using our products, and the willingness of healthcare providers to purchase our products if the level of reimbursement declines; the regulatory requirements applicable to us and our competitors; our ability to efficiently manage our manufacturing processes and costs; the risks arising from our international operations; legislation, regulation, or other governmental action, that affects our products, taxes, international trade regulation, or other aspects of our business; concentration of our customers in the U.S. and China, including the concentration of sales to one particular customer in the U.S., the performance of the Company’s information technology systems and its ability to maintain data security; and other risks and uncertainties discussed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Annual Report”) and under Item 1A, “Risk Factors” of Part II of this Form 10-Q below, as updated from time to time in our filings with the Securities and Exchange Commission.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SENSUS HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31,	As of December 31,
	2021	2020
(in thousands, except shares and per share data)	(unaudited)
Assets
Current assets
Cash and cash equivalents	$13,652	$14,907
Accounts receivable, net	4,056	3,776
Inventories	4,298	4,427
Prepaid and other current assets	1,909	2,061
Total current assets	23,915	25,171
Property and equipment, net	1,193	1,356
Intangibles, net	307	338
Deposits	68	69
Operating lease right-of-use assets, net	999	1,076
Total assets	$26,482	$28,010
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$2,828	$2,874
Deferred revenue, current portion	1,362	1,492
Operating lease liabilities, current portion	307	303
Product warranties	185	187
Total current liabilities	4,682	4,856
Loan payable	213	267
Operating lease liabilities	734	812
Deferred revenue, net of current portion	418	579
Total liabilities	6,047	6,514
Commitments and contingencies
Stockholders’ equity
Preferred stock, 5,000,000 shares authorized and none issued and outstanding		-
Common stock, $0.01 par value – 50,000,000 authorized; 16,564,311 issued and 16,489,619 outstanding at March 31, 2021; 16,564,311 issued and 16,491,103 outstanding at December 31, 2020	166	166
Additional paid-in capital	43,761	43,701
Treasury stock, 74,692 and 73,208 shares at cost, at March 31, 2021 and December 31, 2020, respectively	(316)	(310)
Accumulated deficit	(23,176)	(22,061)
Total stockholders’ equity	20,435	21,496
Total liabilities and stockholders’ equity	$26,482	$28,010

See accompanying notes to the unaudited condensed consolidated financial statements.

SENSUS HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
	2021	2020
(in thousands, except shares and per share data)
Revenues	$3,070	$1,679
Cost of sales	1,484	970
Gross profit	1,586	709
Operating expenses
Selling and marketing	1,068	1,791
General and administrative	972	1,330
Research and development	661	1,225
Total operating expenses	2,701	4,346
Loss from operations	(1,115)	(3,637)
Other income (expense)
Interest income	-	50
Other income (expense), net	-	50
Net loss	$(1,115)	$(3,587)
Net loss per share – basic and diluted	$(0.07)	$(0.22)
Weighted-average number of shares used in computing net loss per share – basic and diluted	16,461,311	16,407,102

See accompanying notes to the unaudited condensed consolidated financial statements.

SENSUS HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
(in thousands, except shares)
December 31, 2019	16,540,478	$165	$43,315	(54,698)	$(253)	$(15,226)	$28,001
Stock based compensation	30,000	—	155	—	—	—	155
Surrender of Shares for tax withholding on stock compensation	-	-	-	(742)	(3)	—	(3)
Net loss	—	—	—	—	—	(3,587)	(3,587)
March 31, 2020 (unaudited)	16,570,478	$165	$43,470	(55,440)	$(256)	$(18,813)	$24,566

December 31, 2020	16,564,311	$166	$43,701	(73,208)	$(310)	$(22,061)	$21,496
Stock based compensation	-	-	60	-	-	-	60
Surrender of Shares for tax withholding on stock compensation	-	-	-	(1,484)	(6)	-	(6)
Net loss	-	-	-	-	-	(1,115)	(1,115)
March 31, 2021 (unaudited)	16,564,311	$166	$43,761	(74,692)	$(316)	$(23,176)	$20,435

See accompanying notes to the unaudited condensed consolidated financial statements.

SENSUS HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
(in thousands)	2021	2020
Cash Flows from operating activities
Net loss	$(1,115)	$(3,587)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	208	153
Provision for product warranties	26	24
Stock-based compensation	60	155
Changes in operating assets (decrease (increase)):
Accounts receivable	(280)	6,173
Inventories	196	(963)
Prepaid and other current assets	230	(362)
Changes in operating liabilities (increase (decrease)):
Accounts payable and accrued expenses	(121)	(938)
Deferred revenue	(291)	(148)
Product warranties	(28)	(73)
Total adjustments	-	4,021
Net cash provided by (used in) operating activities	(1,115)	434
Cash flows from investing activities
Acquisition of property and equipment	(80)	(135)
Investments matured	-	3,702
Net cash provided by (used in) investing activities	(80)	3,567
Cash flows from financing activities
Withholding taxes on stock-based compensation	(6)	(3)
Loan payable	(54)	-
Net cash provided by (used in) financing activities	(60)	(3)
Net increase (decrease) in cash and cash equivalents	(1,255)	3,998
Cash and cash equivalents – beginning of period	14,907	8,100
Cash and cash equivalents – end of period	$13,652	$12,098
Supplemental disclosure of cash flow information:
Supplemental schedule of noncash investing and financing transactions:
Transfer of property and equipment to inventory	$66	$—

See accompanying notes to unaudited condensed consolidated financial statements.

SENSUS HEALTHCARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its controlled subsidiaries.

Accounts and transactions between consolidated entities have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. Actual results could differ from those estimates.

Certain financial information that normally is included in annual financial statements, including certain financial statement footnotes, is not required for interim reporting purposes and has been condensed or omitted herein. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission (“SEC”) on March 5, 2021 (“2020 Form 10-K”).

The interim financial information at March 31, 2021 and for the three months ended March 31, 2021 and 2020 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

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

Disaggregated revenue for the three months ended March 31, 2021 and 2020 was as follows:

	For the Three Months Ended March 31,
(in thousands)	2021	2020
Product Revenue	$1,674	$1,076
Service Revenue	1,396	603
Total Revenue	$3,070	$1,679

The Company operates in a highly regulated environment, primarily in the U.S. dermatology market, in which state regulatory approval is sometimes required prior to the customer being able to use the product. In cases where such regulatory approval is pending, revenue is deferred until such time as regulatory approval is obtained.

Deferred revenue as of March 31, 2021 was as follows:

(in thousands)	Product	Service	Total
Balance, beginning of period	$23	$2,048	$2,071
Revenue recognized	(20)	(790)	(810)
Amounts refunded	(3)	-	(3)
Amounts invoiced	10	512	52
Balance, end of period	$10	$1,770	$1,780

The Company does not disclose information about remaining performance obligations of deposits for products that have original expected durations of one year or less. Estimated service revenue to be recognized in the future related to the performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2021 is as follows:

(in thousands)

Year	Service Revenue
2021 (April 1 – December 31, 2021)	$1,161
2022	476
2023	82
2024	51
Total	$1,770

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

Segment and Geographical Information

The Company’s revenue is generated primarily from customers in the U.S., which represented approximately 95% and 99% of revenue for the three months ended March 31, 2021 and 2020, respectively. One customer in the U.S. accounted for approximately 7% and 11% of revenue for the three months ended March 31, 2021 and 2020, respectively, and 57% and 56% of the accounts receivable as of March 31, 2021 and December 31, 2020, respectively.

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

Level 1 Inputs:

Quoted prices (unadjusted) in active markets for identical assets or liabilities at the reporting date.

●	Level 1 assets may include listed mutual funds, ETFs and listed equities

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

●	Level 2 assets may include debt securities and foreign currency exchange contracts that have inputs to the valuations that generally can be corroborated by observable market data.

Level 3 Inputs:

Unobservable inputs for the valuation of the asset or liability, which may include nonbinding broker quotes. Level 3 assets include investments for which there is little, if any, market activity. These inputs require significant management judgment or estimation.

Significance of Inputs: The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument.

Cash and Cash Equivalents

Cash and cash equivalents primarily consists of cash, money market funds and short-term, highly liquid investments with original maturities of three months or less.

For purposes of the statements of cash flows, the Company considers all highly liquid financial instruments with a maturity of three months or less when purchased to be a cash equivalent.

Accounts Receivable

The Company does business and extends credit based on an evaluation of each customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The allowance for doubtful accounts was approximately $24 thousand as of March 31, 2021 and December 31, 2020.

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

	For the Three Months Ended March 31,
	2021	2020
Shares	—	36,048

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

Note 2 — Property and Equipment

	As of March 31, 2021	As of December 31, 2020	Estimated Useful Lives
(in thousands)	(unaudited)
Operations equipment	$2,135	$2,178	3 years
Tradeshow and demo equipment	919	923	3 years
Computer equipment	122	119	3 years
	3,176	3,220
Less accumulated depreciation	(1,983)	(1,864)
Property and Equipment, Net	$1,193	$1,356

Depreciation expense was approximately $177 thousand and $129 thousand, for the three months ended March 31, 2021 and 2020, respectively.

Note 3 — INTANGIBLES

	Patent Rights	Customer Relationships	Trade Names	Total
(in thousands)
December 31, 2020	$241	$84	$13	$338
Amortization expense	(23)	(2)	(6)	(31)
March 31, 2021	$218	$82	$7	$307

Note 4 — DEBT

The Company has a revolving credit facility that, through March 2022, provided for maximum borrowings equal to the lesser of (a) the $10 million commitment amount or (b) the borrowing base plus a $3 million non-formula sublimit. The Company was in compliance with its financial covenants as of March 31, 2021 and December 31, 2020. There were no borrowings outstanding under the revolving credit facility at March 31, 2021 and December 31, 2020.

The outstanding balances at March 31, 2021 and December 31, 2020 of the Small Business Administration loan to the Company under the Paycheck Protection Program enabled by the CARES Act of 2020 are reflected in Loan Payable in the condensed consolidated balance sheets.

Note 5 — Product Warranties

Changes in product warranty liability were as follows for the three months ended March 31, 2021:

(in thousands)

Balance, December 31, 2020	$187
Warranties accrued during the period	26
Payments on warranty claims	(28)
Balance, March 31, 2021	$185

Note 6 — Leases

Operating Lease Agreements

The Company leases its headquarters office from an unrelated third party. The lease was last renewed in 2016 and expires in September 2022 with an option to extend with prior notice upon terms to be negotiated.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of March 31, 2021.

(in thousands)

Maturity of Operating Lease Liabilities	Amount
2021 (April 1 – December 31, 2021)	$262
2022	285
2023	104
2024	105
2025	108
Thereafter	387
Total undiscounted operating leases payments	$1,251
Less: Imputed interest	(210)
Present Value of Operating Lease Liabilities	$1,041

Other Information
Weighted-average remaining lease term	6.0 years
Weighted-average discount rate	5.0%

An initial Right of Use (“ROU”) asset of approximately $805 thousand was recognized as a non-cash assets addition with the adoption of the new lease accounting standard. The value of the ROU assets was reduced by approximately $76 thousand and $324 thousand during the three months ended March 31, 2021 and the year ended December 31, 2020, respectively. Cash paid for amounts included in the present value of operating lease liabilities was approximately $86 thousand and $359 thousand for the three months ended March 31, 2021 and the year ended December 31, 2020, respectively, and is included in cash flows from operating activities in the accompanying consolidated statement of cash flows. Operating lease costs were approximately $88 thousand and $373 thousand for the three months ended March 31, 2021 and the year ended December 31, 2020, respectively.

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

Purchases from this manufacturer totaled approximately $312 thousand and $1,578 thousand for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, and December 31, 2020 approximately $724 thousand and $697thousand, respectively, was due to this manufacturer, which is presented in accounts payable and accrued expenses in the accompanying balance sheets.

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

Note 8 — STOCK-BASED COMPENSATION

Warrants

The following table summarizes the Company’s warrant activity:

	Warrants
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding – December 31, 2020	138,000	$6.75	0.44
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Outstanding and exercisable – March 31, 2021	138,000	$6.75	0.19

The intrinsic value of the common stock warrants was approximately $0 as of March 31, 2021, and December 31, 2020, respectively.

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

The stock options had an intrinsic value of $0 as of March 31, 2021 and December 31, 2020, respectively.

The Company recognizes forfeitures as they occur rather than estimating a forfeiture rate. The reduction of stock compensation expense related to the forfeitures was $0 for the three months ended March 31, 2021 and 2020, respectively.

Unrecognized stock compensation expense was approximately $270 thousand as of March 31, 2021, which will be recognized over a weighted-average period of 1.50 years.

Restricted stock activity for the three months ended March 31, 2021 is summarized below:

Outstanding at	Restricted Stock	Weighted- Average Grant Date Fair Value
December 31, 2020	37,500	$4.17
Granted	-	-
Vested	(8,750)	4.11
Forfeited	-	-
March 31, 2021	28,750	$4.19

The following table summarizes the Company’s stock option activity:

Outstanding at	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)
December 31, 2020	229,334	$5.55	7.07
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
March 31, 2021	229,334	$5.55	6.82
Exercisable – March 31, 2021	229,334	$5.55	6.82

Note 9 — Income Taxes

Book income before taxes was negative for the three months ended March 31, 2021. Tax expense for the three months ended March 31, 2021 and 2020 was $0.

There are no uncertain tax positions that would require recognition in the consolidated financial statements. If the Company incurs an income tax liability in the future, interest on any income tax liability would be reported as interest expense and penalties on any income tax liability would be reported as income taxes. The Company’s conclusions regarding uncertain tax positions may be subject to review and adjustment at a later date based upon ongoing analyses of tax laws, regulations and interpretations thereof as well as other factors.

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, (“ASC 740”) which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

As of March 31, 2021, the Company has U.S. federal and certain state tax returns subject to examination, beginning with those filed for the year ended December 31, 2015.

Note 10 — Subsequent Events

The Company has evaluated subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued for potential recognition or disclosure and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the information set forth within the financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and with our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020 (“Annual Report”).

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

Impact of COVID-19

The outbreak of COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the U.S. and global economies, as well as on the Company’s and its employees, operations, and customer demand. The Company has been able to continue to operate and service its customers throughout the pandemic. However, the pandemic significantly impacted the Company’s sales throughout 2020 and into 2021, as social distancing forced physicians to temporarily close their practices and could further impact the Company’s operations and the operations of the Company’s customers, suppliers and vendors as a result of ongoing quarantines, facility closures, and travel and logistics restrictions. The extent to which the COVID-19 pandemic impacts the Company’s business, results of operations and financial condition will depend on future developments. The Company cannot reasonably estimate the impact at this time. Sensus continues to service customers amid uncertainty and disruption linked to COVID-19 and is actively managing its business to respond to the impact.

Segment Information

The Company manages its business globally within one reportable segment, which is consistent with how our management reviews our business, prioritizes investment and resource allocation decisions and assesses operating performance.

Results of Operations

	For the Three Months Ended March 31,
	2021	2020
(in thousands)
Revenues	$3,070	$1,679
Cost of sales	1,484	970
Gross profit	1,586	709
Operating expenses
Selling and marketing	1,068	1,791
General and administrative	972	1,330
Research and development	661	1,225
Total operating expenses	2,701	4,346
Loss from operations	(1,115)	(3,637)
Other income (expense)
Interest income	-	50
Other income (expense), net	-	50
Net Loss	$(1,115)	$(3,587)

Three months ended March 31, 2021 compared to the three months ended March 31, 2020

Revenues were $3.1 million for the three months ended March 31, 2021 compared to $1.7 million for the three months ended March 31, 2020, increased 82.8% or $1.4 million. The increase was primarily driven by the higher number of units sold in 2021, service revenue on installed units and the impact of COVID-19 in the first three months of 2020.

Cost of sales. Cost of sales was $1.5 million for the three months ended March 31, 2021 compared to $1.0 million for the three months ended March 31, 2020, an increase of $0.5 million, or 52.9%. The increase in cost of sales was commensurate with the increase in sales in the three months ended March 31, 2021.

Gross profit. Gross profit was $1.6 million for the three months ended March 31, 2021 compared to $0.7 million for the three months ended March 31, 2020, an increase of $0.9 million, or 123.8%. Our overall gross profit percentage was 51.6% in the three months ended March 31, 2021 compared to 42.2% in the corresponding period in 2020. The increase in gross profit was primarily driven by the higher number of units sold in 2021, service revenue on installed units and the impact of COVID-19 in the first three months of 2020.

Selling and marketing. Selling and marketing expense was $1.1 million for the three months ended March 31, 2021 compared to $1.8 million for the three months ended March 31, 2020, a decrease of $0.7 million, or 40.4%. The decrease was primarily attributable to a decrease in tradeshows expense due to cancellations related to COVID-19, reduced marketing activities including travel and salary and benefit expenses due to reduced headcount.

General and administrative. General and administrative expense was $1.0 million for the three months ended March 31, 2021 compared to $1.3 million for the three months ended March 31, 2020, a decrease of $0.3 million, or 26.9%. The net decrease in general and administrative expense was primarily due to salary and benefit expenses due to reduced headcount, partially offset by higher insurance premium costs.

Research and development. Research and development expense was $0.7 million for the three months ended March 31, 2021 compared to $1.2 million for the three months ended March 31, 2020, a decrease of $0.5 million, or 46.0%. The decrease in research and development spending reflected lower spending as the SculpturaTM project entered production phase during 2020.

Financial Condition

The Company’s cash, cash equivalent and investment balance decreased to $13.7 million at March 31, 2021 from $14.9 million at December 31, 2020, primarily due to cash used in operating activities including the timing of collections on the receivables for units sold in the first three months ended March 31, 2021.

There were no borrowings under the revolving line of credit at March 31, 2021 and December 31, 2020.

Liquidity and Capital Resources

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

Cash flows

The following table provides a summary of our cash flows for the periods indicated:

	For the Three Months Ended March 31,
	(unaudited)
(in thousands)	2021	2020
Net Cash Provided by (Used In):
Operating Activities	$(1,115)	$434
Investing Activities	(80)	3,566
Financing Activities	(60)	(3)
Total	$(1,255)	$3,997

Net cash used in operating activities was $1.1 million for the three months ended March 31, 2021, consisting of a net loss of $1.1 million and a decrease in net operating assets of $0.3 million, partially offset by non-cash charges of $0.3 million. Cash flows used in operating activities primarily include the receipt of revenues offset by the payment of operating expenses incurred in the normal course of business, including year-end incentive compensation accrued for in the prior year. Net cash provided by operating activities was $0.4 million for the three months ended March 31, 2020, primarily due to the operating loss of $3.6 million, partially offset by a decrease in net operating assets of $3.7 million and by non-cash charges of $0.4 million.

Net cash used in investing activities for the three months ended March 31, 2021 reflected $0.1 million of purchases of property and equipment. Net cash provided by investing activities was $3.6 million, mostly due to matured investments during the three months ended March 31, 2020.

Net cash used in financing activities for the three months ended March 31, 2021 primarily reflected $0.1 million of loan repayments and withholding taxes on stock compensation.

Indebtedness

Please see Note 5, Debt, to the financial statements.

Contractual Obligations and Commitments

Please see Note 8, Commitments and Contingencies, to the financial statements.

Off-Balance Sheet Arrangements

The Company did not have during the periods presented, and does not currently have, any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. Actual results could differ significantly from those estimates. For a summary of these and additional accounting policies see Note 2, Significant Accounting Policies, in the notes to the condensed consolidated financial statements. In addition, see Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2, Significant Accounting Policies, in the 2020 Form 10-K for further information

JOBS Act

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

Sensus is expected to remain an emerging growth company until December 31, 2021, following which it is expected to continue to be a “smaller reporting company,” which will enable it to continue to take advantage of many of these exemptions, as discussed below. Investors may find Sensus’ common stock less attractive if the Company chooses to rely on these exemptions. If some investors find Sensus’ common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for the Company’s common stock and the price of its common stock may be more volatile.

In addition, an emerging growth company can delay its adoption of certain accounting standards until those standards would otherwise apply to private companies. However, the Company has chosen to “opt out” of such extended transition period, and as a result, plans to comply with any new or revised accounting standards on the relevant dates on which non-emerging growth companies must adopt such standards. Section 107 of the JOBS Act provides that the decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

As of March 31, 2021, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of March 31, 2021, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

There were no unregistered sales of securities during the three months ended March 31, 2021.

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

SENSUS HEALTHCARE, INC.

Date: May 14, 2021	/s/ Joseph C. Sardano
Joseph C. Sardano
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2021	/s/ Javier Rampolla
Javier Rampolla
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)