Form 10-Q
period 2021-06-30
Sensus Healthcare, Inc.
filed 2021-08-13
CIK 1494891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 31, 2021, 16,619,619 shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

SENSUS HEALTHCARE, INC.

QUARTERLY REPORT ON FORM 10-Q

i

INTRODUCTORY NOTE

Caution Concerning Forward-Looking Statements

This quarterly report on Form 10-Q includes statements that are, or may be deemed, “forward-looking statements.” In some cases, these statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “could,” “might,” “will,” “should,” “potential” or negative or other variations of those terms or comparable terminology, although not all forward-looking statements contain these words.

Forward-looking statements involve risks and uncertainties because they relate to events, developments, and circumstances relating to Sensus Healthcare, Inc., our industry, and/or general economic or other conditions that may or may not occur in the future or may occur on longer or shorter timelines than anticipated. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, forward-looking statements are not guarantees of future performance, and our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from the forward looking statements contained in this press release, as a result of the following factors, among others: the continuation and severity of the COVID-19 pandemic, including its impact on sales and marketing; our ability to achieve profitability; our ability to obtain and maintain the intellectual property needed to adequately protect our products, and our ability to avoid infringing or otherwise violating the intellectual property rights of third parties; the level and availability of government and/or third party payor reimbursement for clinical procedures using our products, and the willingness of healthcare providers to purchase our products if the level of reimbursement declines; the regulatory requirements applicable to us and our competitors; our ability to efficiently manage our manufacturing processes and costs; the risks arising from our international operations; legislation, regulation, or other governmental action that affects our products, taxes, international trade regulation, or other aspects of our business; concentration of our customers in the U.S. and China, including the concentration of sales to one particular customer in the U.S.; the performance of the Company’s information technology systems and its ability to maintain data security; and other risks and uncertainties discussed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Annual Report”) and under Item 1A, “Risk Factors” of Part II of this Form 10-Q below, as updated from time to time in our filings with the Securities and Exchange Commission.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SENSUS HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30,	As of December 31,
(in thousands, except shares and per share data)	2021	2020
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$15,204	$14,907
Accounts receivable, net	4,579	3,776
Inventories	3,132	4,427
Prepaid and other current assets	1,476	2,061
Total current assets	24,391	25,171
Property and equipment, net	785	1,356
Intangibles, net	194	338
Deposits	69	69
Operating lease right-of-use assets, net	923	1,076
Total assets	$26,362	$28,010
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$3,026	$2,874
Deferred revenue, current portion	1,436	1,492
Operating lease liabilities, current portion	307	303
Loan payable	159
Product warranties	226	187
Total current liabilities	5,154	4,856
Loan payable	-	267
Operating lease liabilities	659	812
Deferred revenue, net of current portion	334	579
Total liabilities	6,147	6,514
Commitments and contingencies
Stockholders’ equity
Preferred stock, 5,000,000 shares authorized and none issued and outstanding	-	-
Common stock, $0.01 par value – 50,000,000 authorized; 16,564,311 issued and 16,489,619 outstanding at June 30, 2021; 16,564,311 issued and 16,491,103 outstanding at December 31, 2020	166	166
Additional paid-in capital	43,820	43,701
Treasury stock, 74,692 and 73,208 shares at cost, at June 30, 2021 and December 31, 2020, respectively	(316)	(310)
Accumulated deficit	(23,455)	(22,061)
Total stockholders’ equity	20,215	21,496
Total liabilities and stockholders’ equity	$26,362	$28,010

See accompanying notes to the unaudited condensed consolidated financial statements.

SENSUS HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except shares and per share data)	2021	2020	2021	2020

Revenues	$5,422	$1,183	$8,492	$2,862
Cost of sales	2,077	543	3,561	1,514
Gross profit	3,345	640	4,931	1,348
Operating expenses
Selling and marketing	1,254	1,162	2,322	2,953
General and administrative	1,445	904	2,417	2,233
Research and development	925	1,148	1,586	2,373
Total operating expenses	3,624	3,214	6,325	7,559
Loss from operations	(279)	(2,574)	(1,394)	(6,211)
Other income (expense):
Interest income	-	14	1	64
Interest expense	-	(14)	(1)	(14)
Other income (expense), net	-	-	-	50
Net loss	$(279)	$(2,574)	$(1,394)	$(6,161)

Net loss per share – basic and diluted	$(0.02)	$(0.16)	$(0.08)	$(0.38)
Weighted average number of shares used in computing net loss per share – basic and diluted	16,453,603	16,421,928	16,463,092	16,414,341

See accompanying notes to the unaudited condensed consolidated financial statements.

SENSUS HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated
(in thousands, except shares)	Shares	Amount	Capital	Shares	Amount	Deficit	Total

December 31, 2019	16,540,478	$165	$43,315	(54,698)	$(253)	$(15,226)	$28,001
Stock-based compensation	30,000	-	155	-	-	-	155
Surrender of shares for tax withholding on stock compensation	-	-	-	(742)	(3)	-	(3)
Net loss	-	-	-	-	-	(3,587)	(3,587)
March 31, 2020 (unaudited)	16,570,478	$165	$43,470	(55,440)	$(256)	$(18,813)	$24,566
Stock-based compensation	5,000	-	130	-	-	-	130
Surrender of shares for tax withholding on stock compensation	-	-	-	(17,768)	(54)	-	(54)
Exercise of warrants	83	-	1	-	-	-	1
Net loss	-	-	-	-	-	(2,574)	(2,574)
June 30, 2020 (unaudited)	16,575,561	$165	$43,601	(73,208)	$(310)	$(21,387)	$22,069

December 31, 2020	16,564,311	$166	$43,701	(73,208)	$(310)	$(22,061)	$21,496
Stock-based compensation	-	-	60	-	-	-	60
Surrender of shares for tax withholding on stock compensation	-	-	-	(1,484)	(6)	-	(6)
Net loss	-	-	-	-	-	(1,115)	(1,115)
March 31, 2021 (unaudited)	16,564,311	$166	$43,761	(74,692)	$(316)	$(23,176)	$20,435
Stock-based compensation	-	-	59	-	-	-	59
Net loss	-	-	-	-	-	(279)	(279)
June 30, 2021 (unaudited)	16,564,311	166	$43,820	(74,692)	(316)	$(23,455)	$20,215

See accompanying notes to the unaudited condensed consolidated financial statements.

SENSUS HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
(in thousands)	2021	2020
Cash flows from operating activities
Net loss	$(1,394)	$(6,161)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Bad debts (recovery)	-	24
Depreciation and amortization	345	300
Loss on sale of property and equipment	46	-
Provision for product warranties	97	140
Stock-based compensation	119	286
Impairment of intangible assets	88	-
Changes in operating assets (decrease ((increase)):
Accounts receivable	(803)	12,901
Inventories	1,361	(2,466)
Prepaid and other current assets	669	(11)
Changes in operating liabilities (increase ((decrease)):
Accounts payable and accrued expenses	73	(2,077)
Deferred revenue	(302)	(161)
Product warranties	(58)	(208)
Total adjustments	1,635	8,728
Net cash provided by operating activities	241	2,567
Cash flows from investing activities
Acquisition of property and equipment	(87)	(149)
Proceeds from the sale of property and equipment	257	-
Investments matured	-	6,930
Net cash provided by (used in) investing activities	170	6,781
Cash flows from financing activities
Loan proceeds	-	1,023
Loan payable	(108)	-
Withholding taxes on stock-based compensation	(6)	(57)
Exercise of warrants	-	1
Net cash provided by (used in) financing activities	(114)	967
Net increase (decrease) in cash and cash equivalents	297	10,315
Cash and cash equivalents – beginning of period	14,907	8,100
Cash and cash equivalents – end of period	$15,204	$18,415
Supplemental disclosure of cash flow information:
Interest paid	$1	$12
Supplemental schedule of noncash investing and financing transactions:
Transfer of inventory to property and equipment	$66	$-

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

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its controlled subsidiary. Accounts and transactions between consolidated entities have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. Actual results could differ from those estimates.

Certain financial information that normally is included in annual financial statements, including certain financial statement footnotes, is not required for interim reporting purposes and has been condensed or omitted herein. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission (“SEC”) on March 5, 2021 (“2020 Annual Report”).

The interim financial information at June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

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

Disaggregated revenue for the three and six months ended June 30, 2021 and 2020 was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Product Revenue	$4,250	$70	$5,924	$1,146
Service Revenue	1,172	1,113	2,568	1,716
Total Revenue	$5,422	$1,183	$8,492	$2,862

The Company operates in a highly regulated environment, primarily in the U.S. dermatology market, in which state regulatory approval is sometimes required prior to the customer being able to use the product. In cases where such regulatory approval is pending, revenue is deferred until such time as regulatory approval is obtained.

Deferred revenue as of June 30, 2021 was as follows:

(in thousands)	Product	Service	Total
Balance, beginning of period	$23	$2,048	$2,071
Revenue recognized	(30)	(1,605)	(1,635)
Amounts refunded	(3)	-	(3)
Amounts invoiced	10	1,327	1,337
Balance, end of period	$-	$1,770	$1,770

The Company does not disclose information about remaining performance obligations of deposits for products that have original expected durations of one year or less. Estimated service revenue to be recognized in the future related to the performance obligations that are fully or partially unsatisfied as of June 30, 2021 is as follows:

(in thousands)

Year	Service Revenue
2021 (July 1 – December 31, 2021)	$932
2022	671
2023	103
2024	61
2025	3
Total	$1,770

The Company provides warranties, generally for one year, in conjunction with the sale of its product. These warranties entitle the customer to repair, replacement, or modification of the defective product subject to the terms of the respective warranty. The Company records an estimate of future warranty claims at the time it recognizes revenue from the sale of the device based upon management’s estimate of the future claims rate.

Shipping and handling costs are expensed as incurred and are included in cost of sales.

Segment and Geographical Information

The Company’s revenue is generated primarily from customers in the U.S., which accounted for approximately 89% and 100% of revenue for the three months ended June 30, 2021 and 2020, respectively, and approximately 91% and 99% for the six months ended June 30, 2021 and 2020, respectively. One customer in the U.S. accounted for approximately 44% and 30% of revenues for the three months ended June 30, 2021 and 2020, respectively; approximately 30% and 19% for the six months ended June 30, 2021 and 2020, respectively; and approximately 51% and 56% of the accounts receivable as of June 30, 2021 and December 31, 2020, respectively. One customer in China accounted for approximately 9% of revenues for the six months ended June 30, 2021.

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

Cash and Cash Equivalents

Cash and cash equivalents primarily consist of cash, money market funds and short-term, highly liquid investments with original maturities of three months or less.

For purposes of the statements of cash flows, the Company considers all highly liquid financial instruments with a maturity of three months or less when purchased to be a cash equivalent.

Accounts Receivable

The Company does business and extends credit based on an evaluation of each customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The allowance for doubtful accounts was approximately $24 thousand as of June 30, 2021 and December 31, 2020.

Inventories

Inventories consist of finished product and components and are stated at the lower of cost or net realizable value, determined using the first-in-first-out method.

Earnings Per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period. The diluted net income per share is computed by giving effect to all potential dilutive common share equivalents outstanding for the period, using the treasury stock method for options and warrants, as well as unvested restricted shares. In periods when the Company has incurred a net loss, options, warrants and unvested shares are considered common share equivalents but have been excluded from the calculation of diluted net loss per share as their effect is antidilutive. The Company excluded all common share equivalents for the three months ended June 30, 2021 and 2020 and for the six months ended June 30, 2021 and 2020.

Leases

The Company evaluates arrangements at inception to determine if an arrangement is or contains a lease. Operating lease assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise the options. To determine the present value of the lease payment the Company uses an incremental borrowing rate that the Company would expect to incur for a fully collateralized loan over a similar term under similar economic conditions.

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

Note 2 — ACQUISITIONS

On August 3, 2020, the Company acquired two mobile aesthetic laser companies, now known as Sensus Laser Aesthetic Solutions (“SLAS”), to complement and expand the Company’s offerings.

The aggregate purchase price of $999 thousand was to be treated as compensation for post-acquisition services and to be recorded as compensation expense over the remaining service periods. During the three months ended June 30, 2021, the aggregate purchase price was reduced to $229 thousand due to the termination of the compensation arrangement with one of the parties. No further obligations are due to this party.

In April 2021, the Company sold certain property and equipment acquired in one of the acquisitions for approximately $257 thousand to the terminated party. During the six months ended June 30, 2021, the Company recorded $88 thousand of impairment charges on intangible assets and $46 thousand for a loss on the sale of property and equipment associated with this transaction.

The Company does not expect to incur any additional impairment charges related to the acquisitions.

Note 3 — Property and Equipment

(in thousands)	As of June 30, 2021	As of December 31, 2020	Estimated Useful Lives
	(unaudited)
Operations equipment	$1,751	$2,178	3 years
Tradeshow and demo equipment	924	923	3 years
Computer equipment	122	119	3 years
	2,797	3,220
Less accumulated depreciation	(2,012)	(1,864)
Property and Equipment, Net	$785	$1,356

Depreciation expense was approximately $112 thousand and $123 thousand, for the three months ended June 30, 2021 and 2020, respectively, and approximately $289 thousand and $252 thousand, for the six months ended June 30, 2021 and 2020, respectively. During the three months ended June 30, 2021, the Company eliminated from assets and accumulated depreciation approximately $389 thousand and $86 thousand, respectively, related to the sale of property and equipment. See Note 2, Acquisitions, for further information.

Note 4 — INTANGIBLES

(in thousands)	Patent Rights	Customer Relationships	Trade Names	Total
December 31, 2020	$241	$84	$13	$338
Impairment charges*	-	(81)	(7)	(88)
Amortization expense	(48)	(2)	(6)	(56)
June 30, 2021	$193	$1	$-	$194

*	See Note 2, Acquisitions, for further information.

Note 5 — Debt

The Company has a revolving credit facility that, through March 2022, provided for maximum borrowings equal to the lesser of (a) the $10 million commitment amount or (b) the borrowing base plus a $3 million non-formula sublimit. The Company was in compliance with its financial covenants as of June 30, 2021 and December 31, 2020. There were no borrowings outstanding under the revolving credit facility at June 30, 2021 and December 31, 2020.

The outstanding balances at June 30, 2021 and December 31, 2020 of the Small Business Administration loan to the Company under the Paycheck Protection Program enabled by the CARES Act of 2020 are reflected in Loan Payable in the condensed consolidated balance sheets.

Note 6 — Product Warranties

Changes in product warranty liability were as follows for the three months ended June 30, 2021:

(in thousands)
Balance, December 31, 2020	$187
Warranties accrued during the period	97
Payments on warranty claims	(58)
Balance, June 30, 2021	$226

Note 7 — Leases

Operating Lease Agreements

The Company leases its headquarters office from an unrelated third party. The lease was last renewed in 2016 and expires in September 2022 with an option to extend with prior notice upon terms to be negotiated.

The Company’s subsidiary leases a manufacturing facility with a 10-year lease expiring in July 2029. After 2, 4, 6 and 8 years, and with 180 days’ prior notice, the Company has the right to terminate the lease at its sole discretion without penalty. The Company has given such notice to terminate the lease.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of June 30, 2021.

(in thousands)

Maturity of Operating Lease Liabilities	Amount
2021 (July 1 – December 31, 2021)	$176
2022	285
2023	104
2024	105
2025	108
Thereafter	387
Total undiscounted operating leases payments	$1,165
Less: Imputed interest	(199)
Present Value of Operating Lease Liabilities	$966

Other Information
Weighted-average remaining lease term	6.0 years
Weighted-average discount rate	5.0%

The right of use asset was reduced by approximately $153 thousand and $324 thousand for the six months ended June 30, 2021 and the year ended December 31, 2020, respectively. Cash paid for amounts included in the present value of operating lease liabilities was approximately $173 thousand and $359 thousand for the six months ended June 30, 2021 and the year ended December 31, 2020, respectively, and is included in cash flows from operating activities in the accompanying consolidated statement of cash flows. Operating lease cost was approximately $176 thousand and $192 thousand for the six months ended June 30, 2021 and 2020, respectively.

Note 8 — Commitments and Contingencies

Manufacturing Agreement

In 2010, the Company entered into a three-year contract manufacturing agreement with an unrelated third party for the production and manufacture of the SRT-100 (and subsequently the SRT-100 Vision and the SRT-100 Plus), in accordance with the Company’s product specifications. The agreement renews for successive one-year periods unless either party notifies the other party in writing, at least 60 days prior to the anniversary date of the agreement, that it will not renew the agreement. The Company or the manufacturer may also terminate the agreement upon 90 days’ prior written notice.

Purchases from this manufacturer totaled approximately $87 thousand and $230 thousand for the three months ended June 30, 2021 and 2020, respectively and approximately $398 thousand and $1.8 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, and December 31, 2020 approximately $356 thousand and $697 thousand, respectively, was due to this manufacturer, which is presented in accounts payable and accrued expenses in the accompanying balance sheets.

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

Note 9 — STOCK-BASED COMPENSATION

Warrants

The following table summarizes the Company’s warrant activity:

	Warrants
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding – December 31, 2020	138,000	$6.75	0.44
Granted	—	—	—
Exercised	-	—	—
Expired	(138,000)	—	—
Outstanding and exercisable – June 30, 2021	-	$-	-

The intrinsic value of the common stock warrants was approximately $0 as of June 30, 2021, and December 31, 2020, respectively.

2016 and 2017 Equity Incentive Plans

Awards for up to 397,473 shares of common stock may be granted under the Company’s 2016 Equity Incentive Plan, and for up to 500,000 shares may be granted under its 2017 Equity Incentive Plan. The awards may be made in the form of restricted stock awards and stock options, among other things. . In addition, unless the Compensation Committee specifically determines otherwise, the maximum number of shares available under the 2016 and 2017 Plans and the awards granted under those plans will be subject to appropriate adjustment in the case of any stock dividends, stock splits, recapitalizations, reorganizations, mergers, consolidations, exchanges or other changes in capitalization affecting our common stock.

The stock options had an intrinsic value of $0 as of June 30, 2021 and December 31, 2020, respectively.

The Company recognizes forfeitures as they occur rather than estimating a forfeiture rate. The reduction of stock compensation expense related to the forfeitures was $0 for the six months ended June 30, 2021 and 2020, respectively.

Unrecognized stock compensation expense was approximately $211 thousand as of June 30, 2021, which will be recognized over a weighted-average period of 1.25 years.

Restricted stock activity for the six months ended June 30, 2021 is summarized below:

Outstanding at	Restricted Stock	Weighted- Average Grant Date Fair Value
December 31, 2020	37,500	$4.17
Granted	-	-
Vested	(8,750)	4.11
Forfeited	-	-
June 30, 2021	28,750	$4.19

The following table summarizes the Company’s stock option activity:

Outstanding at	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)
December 31, 2020	229,334	$5.55	7.07
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
June 30, 2021	229,334	$5.55	6.57
Exercisable – June 30, 2021	229,334	$5.55	6.57

Note 10 — Income Taxes

Book income before taxes was negative for the six months ended June 30, 2021. Tax expense for the six months ended June 30, 2021 and 2020 was $0.

There are no uncertain tax positions that would require recognition in the consolidated financial statements. If the Company incurs an income tax liability in the future, interest on any income tax liability would be reported as interest expense and penalties on any income tax liability would be reported as income taxes. The Company’s conclusions regarding uncertain tax positions may be subject to review and adjustment at a later date based upon ongoing analyses of tax laws, regulations and interpretations as well as other factors.

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

As of June 30, 2021, the Company has U.S. federal and certain state tax returns subject to examination, beginning with those filed for the year ended December 31, 2015.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the information set forth within the financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and with our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2020 Annual Report.

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

Impact of COVID-19

The outbreak of COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has adversely impacted the U.S. and global economies, as well as the Company’s employees, operations, and customer demand. The Company has been able to continue to operate and service its customers throughout the pandemic. However, the pandemic significantly impacted the Company’s sales throughout 2020 and into 2021, as social distancing forced physicians to temporarily close their practices and could further impact the Company’s operations and the operations of the Company’s customers, suppliers and vendors as a result of ongoing quarantines, facility closures, and travel and logistics restrictions. The extent to which the COVID-19 pandemic impacts the Company’s business, results of operations and financial condition will depend on future developments. The Company cannot reasonably estimate the impact at this time. Sensus continues to service customers amid uncertainty and disruption linked to COVID-19 and is actively managing its business to respond to the impact.

Segment Information

The Company manages its business globally within one reportable segment, which is consistent with how our management reviews

Results of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

Revenues	$5,422	$1,183	$8,492	$2,862
Cost of sales	2,077	543	3,561	1,514
Gross profit	3,345	640	4,931	1,348
Operating expenses:
Selling and marketing	1,254	1,162	2,322	2,953
General and administrative	1,445	904	2,417	2,233
Research and development	925	1,148	1,586	2,373
Total operating expenses	3,624	3,214	6,325	7,559
Income (loss) from operations	(279)	(2,574)	(1,394)	(6,211)
Other income (expense)
Interest income	-	14	1	65
Interest expense	-	(14)	(1)	(14)
Other income (expense), net	-	-	-	50
Net income (loss)	$(279)	$(2,574)	$(1,394)	$(6,161)

Three months ended June 30, 2021 compared to the three months ended June 30, 2020

Revenues were $5.4 million for the three months ended June 30, 2021 compared to $1.2 million for the three months ended June 30, 2020, an increase of $4.2 million or 358%. The increase was primarily driven by the higher number of units sold in 2021, service revenue on installed units and the impact of COVID-19 in the three months ended June 30, 2020.

Cost of sales was $2.1 million for the three months ended June 30, 2021 compared to $0.5 million for the three months ended June 30, 2020, an increase of $1.6 million, or 283%. The increase in cost of sales was commensurate with the increase in sales in the three months ended June 30, 2021.

Gross profit was $3.3 million for the three months ended June 30, 2021 compared to $0.6 million for the three months ended June 30, 2020, an increase of $2.7 million, or 423%. Our overall gross profit percentage was 61.7% in the three months ended June 30, 2021 compared to 54.1% in the corresponding period in 2020. The increase in gross profit was primarily driven by the higher number of units sold in 2021, service revenue on installed units and the impact of COVID-19 in the three months ended June 30, 2020.

Selling and marketing expense was $1.3 million for the three months ended June 30, 2021 compared to $1.2 million for the three months ended June 30, 2020, an increase of $0.1 million, or 8%. The net increase in selling and marketing expense was primarily due to higher commission expense offset by a reduction in headcount.

General and administrative expense was $1.4 million for the three months ended June 30, 2021 compared to $0.9 million for the three months ended June 30, 2020, an increase of $0.5 million, or 60%. The net increase in general and administrative expense was primarily due to higher legal and professional fees, public company expenses and insurance premium costs.

Research and development expense was $0.9 million for the three months ended June 30, 2021 compared to $1.1 million for the three months ended June 30, 2020, a decrease of $0.2 million, or 19%. The decrease in research and development spending reflected lower spending as the SculpturaTM  project entered production phase during 2020.

Six months ended June 30, 2021 compared to the six months ended June 30, 2020

Revenues were $8.5 million for the six months ended June 30, 2021 compared to $2.9 million for the six months ended June 30, 2020, an increase of $5.6 million or 197%. The increase was primarily driven by the higher number of units sold in 2021, service revenue on installed units and the impact of COVID-19 in the six months of 2020.

Cost of sales was $3.6 million for the six months ended June 30, 2021 compared to $1.5 million for the six months ended June 30, 2020, an increase of $2.1 million, or 135%. The increase in cost of sales was commensurate with the increase in sales in the six months ended June 30, 2021.

Gross profit was $4.9 million for the six months ended June 30, 2021 compared to $1.3 million for the six months ended June 30, 2020, an increase of $3.6 million, or 266%. Our overall gross profit percentage was 58.1% in the six months ended June 30, 2021 compared to 47.1% in the corresponding period in 2020. The increase in gross profit was primarily driven by the higher number of units sold in 2021, service revenue on installed units and the impact of COVID-19 in the six months ended June 30, 2020.

Selling and marketing expense was $2.3 million for the six months ended June 30, 2021 compared to $3.0 million for the six months ended June 30, 2020, a decrease of $0.7 million, or 21%. The decrease was primarily attributable to a decrease in tradeshows expense due to cancellations related to COVID-19, reduced marketing activities including travel and salary and benefit expenses due to reduced headcount.

Research and development expense was $1.6 million for the six months ended June 30, 2021 compared to $2.4 million for the six months ended June 30, 2020, a decrease of $0.8 million, or 33%. The decrease in research and development spending reflected lower spending as the SculpturaTM  project entered production phase during 2020.

Financial Condition

The following discussion summarizes the significant changes in assets and liabilities. Please see the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020 contained in Part I, Item 1 of this filing.

Assets

Cash and cash equivalents at June 30, 2021 increased $297 thousand, see Cash Flows for details on the change in cash and cash equivalents during the six months ended June 30, 2021.

Accounts receivable at June 30, 2021 increased $803 thousand from December 31, 2020, primarily due to receivables for increase in sales of units in the six months ended June 30, 2021.

Inventories at June 30, 2021 decreased $1.3 million from December 31, 2020, primarily due to increased shipments of units sold in the six months ended June 30, 2021.

Prepaid and other current assets at June 30, 2021 decreased $585 thousand primarily due to the amortization of prepaid expenses.

Liabilities

There were no borrowings under the revolving line of credit at June 30, 2021 or December 31, 2020.

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

Cash flows

The following table provides a summary of cash flows for the periods indicated:

	For the Six Months Ended June 30,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$241	$2,567
Investing activities	170	6,781
Financing activities	(1134)	967
Total	$297	$10,315

Net cash provided in operating activities was $0.2 million for the six months ended June 30, 2021, consisting of a net loss of $1.4 million and an increase in net operating assets of $0.9 million and non-cash charges of $0.7 million. Cash flows used in operating activities primarily include the receipt of revenues offset by the payment of operating expenses incurred in the normal course of business, including year-end incentive compensation accrued for in the prior year. Net cash provided by operating activities was $2.6 million for the six months ended June 30, 2020, consisting of a net loss of $6.2 million partially offset by a decrease in net operating assets of $8.0 million and by non-cash charges of $0.8 million.

Net cash provided by investing activities for the six months ended June 30, 2021 reflected $0.2 million of proceeds from the sale of property and equipment, partially offset by purchases of property and equipment. Net cash provided by investing activities was $6.8 million, mostly due to matured investments of $6.5 million during the six months ended June 30, 2020.

Net cash used in financing activities for the six months ended June 30, 2021 primarily reflected $0.1 million of loan repayments and withholding taxes on stock compensation. Net cash provided by financing activities was $1.0 million during the six months ended June 30, 2020 mostly from a loan under the Small Business Administration Paycheck Protection Program of $1.0 million.

Indebtedness

Please see Note 4, Debt, to the financial statements.

Contractual Obligations and Commitments

Please see Note 7, Commitments and Contingencies, to the financial statements.

Off-Balance Sheet Arrangements

The Company did not have during the periods presented, and does not currently have, any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. Actual results could differ significantly from those estimates. For a summary of these and additional accounting policies see Note 1, Organization and Summary of Significant Accounting Policies, to the financial statements. In addition, see Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1, Organization and Summary of Significant Accounting Policies, in the 2020 Annual Report for further information

JOBS Act

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

As of June 30, 2021, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of June 30, 2021, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2020 Annual Report, as updated in our subsequent quarterly reports. The risks described in our 2020 Annual Report and our subsequent quarterly reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

There were no unregistered sales of securities during the three months ended June 30, 2021.

(b) Use of Proceeds from the Sale of Registered Securities

None.

(c) Purchases of Equity Securities by the Registrant and Affiliated Purchases.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Joseph C. Sardano, Chairman and Chief Executive Officer of Sensus Healthcare, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Javier Rampolla, Chief Financial Officer of Sensus Healthcare, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Joseph C. Sardano, Chairman and Chief Executive Officer of Sensus Healthcare, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Javier Rampolla, Chief Financial Officer of Sensus Healthcare, Inc., Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

104	Cover Page Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSUS HEALTHCARE, INC.

Date: August 13, 2021	/s/ Joseph C. Sardano
Joseph C. Sardano
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2021	/s/ Javier Rampolla
Javier Rampolla
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)