Form 10-Q
period 2021-09-30
Sensus Healthcare, Inc.
filed 2021-11-10
CIK 1494891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 31, 2021, 16,617,274 shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

SENSUS HEALTHCARE, INC.

QUARTERLY REPORT ON FORM 10-Q

i

INTRODUCTORY NOTE

Caution Concerning Forward-Looking Statements

This quarterly report on Form 10-Q includes statements that are, or may be deemed, “forward-looking statements.” In some cases, these statements can be identified by the use of terminology such as “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “could,” “might,” “will,” “should,” or “potential” or negative or other variations of those terms or comparable terminology, although not all forward-looking statements contain these or similar words or terminology.

Forward-looking statements involve risks and uncertainties because they relate to events, developments, and circumstances relating to Sensus Healthcare, Inc., our industry, and/or general economic or other conditions that may or may not occur in the future or may occur on longer or shorter timelines than anticipated. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, forward-looking statements are not guarantees of future performance, and our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from the forward looking statements contained in this press release, as a result of the following factors, among others: the continuation and severity of the COVID-19 pandemic, including its impact on sales and marketing; our ability to achieve profitability; our ability to obtain and maintain the intellectual property needed to adequately protect our products; the level and availability of government and/or third party payor reimbursement for clinical procedures using our products, and the willingness of healthcare providers to purchase our products if the level of reimbursement declines; the risks arising from our international activities; the regulatory requirements applicable to us and our competitors; our ability to efficiently manage our manufacturing processes and costs; legislation, regulation, or other governmental action that affects our products, taxes, international trade regulation, or other aspects of our business; concentration of our customers in the U.S. and China, including the concentration of sales to one particular customer in the U.S.; the performance of the Company’s information technology systems and its ability to maintain data security; and other risks and uncertainties discussed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Annual Report”), as updated from time to time in our filings with the Securities and Exchange Commission.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SENSUS HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30,	As of December 31,
(in thousands, except shares and per share data)	2021	2020
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$16,391	$14,907
Accounts receivable, net	4,069	3,776
Inventories	2,041	4,427
Prepaid and other current assets	1,968	2,061
Total current assets	24,469	25,171
Property and equipment, net	684	1,356
Intangibles, net	170	338
Deposits	69	69
Operating lease right-of-use assets, net	234	1,076
Total assets	$25,626	$28,010
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$2,686	$2,874
Deferred revenue, current portion	1,418	1,492
Operating lease liabilities, current portion	240	303
Loan payable	105	-
Product warranties	324	187
Total current liabilities	4,773	4,856
Loan payable	-	267
Operating lease liabilities	-	812
Deferred revenue, net of current portion	246	579
Total liabilities	5,019	6,514
Commitments and contingencies
Stockholders’ equity
Preferred stock, 5,000,000 shares authorized and none issued and outstanding	-	-
Common stock, $0.01 par value – 50,000,000 authorized; 16,694,311 issued and 16,617,274 outstanding at September 30, 2021; 16,564,311 issued and 16,491,103 outstanding at December 31, 2020	167	166
Additional paid-in capital	44,025	43,701
Treasury stock, 77,037 and 73,208 shares at cost, at September 30, 2021 and December 31, 2020, respectively	(325)	(310)
Accumulated deficit	(23,260)	(22,061)
Total stockholders’ equity	20,607	21,496
Total liabilities and stockholders’ equity	$25,626	$28,010

See accompanying notes to the unaudited condensed consolidated financial statements.

SENSUS HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except shares and per share data)	2021	2020	2021	2020

Revenues	$5,525	$1,620	$14,017	$4,483
Cost of sales	2,324	948	5,885	2,462
Gross profit	3,201	672	8,132	2,021
Operating expenses
Selling and marketing	1,180	1,034	3,502	3,987
General and administrative	1,082	976	3,499	3,210
Research and development	744	941	2,330	3,315
Total operating expenses	3,006	2,951	9,331	10,512
Income (loss) from operations	195	(2,279)	(1,199)	(8,491)
Other income (expense):
Gain on acquisition	-	588	-	588
Interest income	-	2	1	66
Interest expense	-	(3)	(1)	(17)
Other income (expense), net	-	587	-	637
Net income (loss)	$195	$(1,692)	$(1,199)	$(7,854)

Net income (loss) per share – basic	$0.01	$(0.10)	$(0.07)	$(0.48)
diluted	0.01	(0.10)	(0.07)	(0.48)
Weighted average number of shares used in computing net income (loss) per share – basic	16,486,969	16,453,603	16,470,258	16,427,524
diluted	16,498,832	16,453,603	16,470,258	16,427,524

See accompanying notes to the unaudited condensed consolidated financial statements.

SENSUS HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated
(in thousands, except shares)	Shares	Amount	Capital	Shares	Amount	Deficit	Total

December 31, 2019	16,540,478	$165	$43,315	(54,698)	$(253)	$(15,226)	$28,001
Stock-based compensation	30,000	-	155	-	-	-	155
Surrender of shares for tax withholding on stock compensation	-	-	-	(742)	(3)	-	(3)
Net loss	-	-	-	-	-	(3,587)	(3,587)
March 31, 2020 (unaudited)	16,570,478	$165	$43,470	(55,440)	$(256)	$(18,813)	$24,566
Stock-based compensation	5,000	-	130	-	-	-	130
Surrender of shares for tax withholding on stock compensation	-	-	-	(17,768)	(54)	-	(54)
Exercise of warrants	83	-	1	-	-	-	1
Net loss	-	-	-	-	-	(2,574)	(2,574)
June 30, 2020 (unaudited)	16,575,561	$165	$43,601	(73,208)	$(310)	$(21,387)	$22,069
Stock-based compensation	-	-	37	-	-	-	37
Net loss	-	-	-	-	-	(1,692)	(1,692)
September 30, 2020 (unaudited)	16,575,561	$165	$43,638	(73,208)	$(310)	$(23,079)	$20,414

December 31, 2020	16,564,311	$166	$43,701	(73,208)	$(310)	$(22,061)	$21,496
Stock-based compensation	-	-	60	-	-	-	60
Surrender of shares for tax withholding on stock compensation	-	-	-	(1,484)	(6)	-	(6)
Net loss	-	-	-	-	-	(1,115)	(1,115)
March 31, 2021 (unaudited)	16,564,311	$166	$43,761	(74,692)	$(316)	$(23,176)	$20,435
Stock-based compensation	-	-	59	-	-	-	59
Net loss	-	-	-	-	-	(279)	(279)
June 30, 2021 (unaudited)	16,564,311	166	$43,820	(74,692)	(316)	$(23,455)	$20,215
Stock-based compensation	130,000	1	205	-	-	-	206
Surrender of shares for tax withholding on stock compensation	-	-	-	(2,345)	(9)	-	(9)
Net income	-	-	-	-	-	195	195
September 30, 2021 (unaudited)	16,694,311	167	44,025	(77,037)	(325)	(23,260)	20,607

See accompanying notes to the unaudited condensed consolidated financial statements.

SENSUS HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2021	2020
Cash flows from operating activities
Net loss	$(1,199)	$(7,854)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Bad debts (recovery)	-	24
Depreciation and amortization	472	484
Loss on sale of property and equipment	46	-
Gain resulting from termination of lease	(38)	-
Provision for product warranties	262	167
Stock-based compensation	325	324
Impairment of intangible assets	88	-
Gain on bargain purchase	-	(588)
Changes in operating assets decrease (increase):
Accounts receivable	(293)	12,688
Inventories	2,453	(2,288)
Prepaid and other current assets	254	(137)
Changes in operating liabilities increase (decrease):
Accounts payable and accrued expenses	(343)	(2,515)
Deferred revenue	(408)	(120)
Product warranties	(125)	(259)
Total adjustments	2,693	7,780
Net cash provided by (used in) operating activities	1,494	(74)
Cash flows from investing activities
Acquisition of property and equipment	(90)	(255)
Proceeds from the sale of property and equipment	257	-
Investments matured	-	7,389
Net cash provided by investing activities	167	7,134
Cash flows from financing activities
Loan proceeds	-	1,023
Principal repayment of loan payable	(162)	-
Withholding taxes on stock-based compensation	(15)	(57)
Exercise of warrants	-	1
Net cash provided by (used in) financing activities	(177)	967
Net increase in cash and cash equivalents	1,484	8,027
Cash and cash equivalents – beginning of period	14,907	8,100
Cash and cash equivalents – end of period	$16,391	$16,127
Supplemental disclosure of cash flow information:
Interest paid	$1	$12
Supplemental schedule of noncash investing and financing transactions:
Transfer of inventory to property and equipment	$66	$-
Decrease in operating lease right-of-use assets and operating lease liabilities resulting from early termination of lease	(655)	-

See accompanying notes to the unaudited condensed consolidated financial statements.

SENSUS HEALTHCARE, INC.
NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

Note 1 — Organization and Summary of Significant Accounting Policies

Description of the Business

Sensus Healthcare, Inc. (together, with its subsidiary, unless the context otherwise indicates, “Sensus” or the “Company”) is a manufacturer of radiation therapy devices and sells the devices to healthcare providers globally through its distribution and marketing network. The Company operates in one segment from its corporate headquarters located in Boca Raton, Florida.

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

Certain financial information that normally is included in annual financial statements, including certain financial statement footnotes, is not required for interim reporting purposes and has been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission (“SEC”) on March 5, 2021 (the “2020 Annual Report”).

The interim financial information at September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

Revenue Recognition

Revenue is recognized upon the transfer of control of promised goods or services to customers for an amount to which the Company expects to be entitled in exchange for those goods or services. The Company enters into contracts that can include multiple services, which are accounted for separately if they are determined to be distinct.

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

Disaggregated revenue for the three and nine months ended September 30, 2021 and 2020 was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Product Revenue	$4,392	$475	$10,316	$1,621
Service Revenue	1,133	1,145	3,701	2,862
Total Revenue	$5,525	$1,620	$14,017	$4,483

The Company operates in a highly regulated environment, primarily in the U.S. dermatology market, in which state regulatory approval is sometimes required prior to the customer being able to use the product. In cases where such regulatory approval is pending, revenue is deferred until such time as regulatory approval is obtained.

Deferred revenue as of September 30, 2021 was as follows:

(in thousands)	Product	Service	Total
Balance, beginning of period	$23	$2,048	$2,071
Revenue recognized	(30)	(2,367)	(2,397)
Amounts refunded	(3)	-	(3)
Amounts invoiced	110	1,883	1,993
Balance, end of period	$100	$1,564	$1,664

The Company does not disclose information about remaining performance obligations with original expected durations of one year or less in connection with deposits for products. Estimated service revenue to be recognized in the future related to the performance obligations that are fully or partially unsatisfied as of September 30, 2021 is as follows:

(in thousands)

Year	Service Revenue
2021 (October 1 – December 31, 2021)	$514
2022	868
2023	118
2024	61
2025	3
Total	$1,564

The Company provides warranties, generally for one year, in conjunction with the sale of its products. These warranties entitle the customer to repair, replacement, or modification of the defective product subject to the terms of the relevant warranty. The Company records an estimate of future warranty claims at the time it recognizes revenue from the sale of the device based upon management’s estimate of the future claims rate.

Shipping and handling costs are expensed as incurred and are included in cost of sales.

Segment and Geographical Information

The following table illustrates total revenue for the three and nine months ended September 30, 2021 and 2020 by geographic region.

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
(in thousands)	2021		2020		2021		2020
United States	$5,344	97%	$1,280	79%	$13,062	93%	$4,128	92%
China	170	3%	334	21%	939	7%	334	8%
Israel	11	0%	6	0%	16	0%	21	0%
Total Revenue	$5,525	100%	$1,620	100%	14,017	100%	$4,483	100%

One customer in the U.S. accounted for approximately 43% and 32% of revenues for the three months ended September 30, 2021 and 2020, respectively; approximately 35% and 23% for the nine months ended September 30, 2021 and 2020, respectively; and approximately 58% and 56% of the accounts receivable as of September 30, 2021 and December 31, 2020, respectively.

Fair Value of Financial Instruments

Carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value due to their relative short maturities.

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

For purposes of the statements of cash flows, the Company considers all highly liquid financial instruments with a maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

The Company does business and extends credit based on an evaluation of each customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer, primarily due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The allowance for doubtful accounts was approximately $24 thousand as of September 30, 2021 and December 31, 2020.

Inventories

Inventories consist of finished product and components and are stated at the lower of cost or net realizable value, determined using the first-in-first-out method.

Earnings Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed by giving effect to all potential dilutive common share equivalents outstanding for the period, using the treasury stock method for options and warrants, as well as unvested restricted shares. In periods when the Company has incurred a net loss, options, warrants and unvested shares are considered common share equivalents but have been excluded from the calculation of diluted net loss per share as their effect is antidilutive. Shares excluded were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Shares	—	—	7,287	—

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

In April 2021, the Company sold certain property and equipment acquired in one of the acquisitions for approximately $257 thousand to the terminated party. During the nine months ended September 30, 2021, the Company recorded $88 thousand of impairment charges on intangible assets and $46 thousand for a loss on the sale of property and equipment associated with this transaction.

The Company does not expect to incur any additional impairment charges related to the acquisitions.

Note 3 — Property and Equipment

(in thousands)	As of September 30, 2021	As of December 31, 2020	Estimated Useful Lives
	(unaudited)
Operations equipment	$1,753	$2,178	3 years
Tradeshow and demo equipment	925	923	3 years
Computer equipment	124	119	3 years
	2,802	3,220
Less accumulated depreciation	(2,118)	(1,864)
Property and Equipment, Net	$684	$1,356

Depreciation expense was approximately $103 thousand and $155 thousand, for the three months ended September 30, 2021 and 2020, respectively, and approximately $392 thousand and $407 thousand, for the nine months ended September 30, 2021 and 2020, respectively.

Note 4 — Intangibles

(in thousands)	Patent Rights	Customer Relationships	Trade Names	Total
December 31, 2020	$241	$84	$13	$338
Impairment charges	-	(81)	(7)	(88)
Amortization expense	(72)	(2)	(6)	(80)
September 30, 2021	$169	1	-	170

Note 5 — Debt

The Company has a revolving credit facility that, through March 2022, provides for maximum borrowings equal to the lesser of (a) the $10 million commitment amount or (b) the borrowing base plus a $3 million non-formula sublimit. The Company was in compliance with its financial covenants as of September 30, 2021 and December 31, 2020. There were no borrowings outstanding under the revolving credit facility at September 30, 2021 and December 31, 2020.

The outstanding balance at September 30, 2021 and December 31, 2020 of the Small Business Administration loan to the Company under the Paycheck Protection Program enabled by the CARES Act of 2020 are reflected in Loan Payable in the condensed consolidated balance sheets.

Note 6 — Product Warranties

Changes in product warranty liability were as follows for the nine months ended September 30, 2021:

(in thousands)
Balance, December 31, 2020	$187
Warranties accrued during the period	262
Payments on warranty claims	(125)
Balance, September 30, 2021	$324

Note 7 — Leases

Operating Lease Agreements

The Company leases its headquarters office from an unrelated third party. The lease was last renewed in 2016 and expires in September 2022 with an option to extend with prior notice upon terms to be negotiated.

The Company’s subsidiary leases a manufacturing facility with a 10-year lease expiring in July 2029. After 2, 4, 6 and 8 years, and with 180 days’ prior notice, the Company has the right to terminate the lease at its sole discretion without penalty. The Company has given such notice to terminate the lease and received confirmation from the landlord that the lease was terminated as of October 31, 2021.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of September 30, 2021.

(in thousands)

Maturity of Operating Lease Liabilities	Amount
2021 (October 1 – December 31, 2021)	$72
2022	183
Total undiscounted operating leases payments	$255
Less: Imputed interest	(15)
Present Value of Operating Lease Liabilities	$240

Other Information
Weighted-average remaining lease term	0.9 years
Weighted-average discount rate	5.0%

The right of use asset was reduced by approximately $842 thousand, including approximately $617 thousand related to the early termination of our subsidiary’s manufacturing facility lease, and $324 thousand for the nine months ended September 30, 2021 and the year ended December 31, 2020, respectively. Cash paid for amounts included in the present value of operating lease liabilities was approximately $259 thousand and $359 thousand for the nine months ended September 30, 2021 and the year ended December 31, 2020, respectively, and is included in cash flows from operating activities in the accompanying consolidated statement of cash flows. Operating lease cost was approximately $264 thousand and $285 thousand for the nine months ended September 30, 2021 and 2020, respectively.

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

Purchases from this manufacturer totaled approximately $3.4 million and $551 thousand for the three months ended September 30, 2021 and 2020, respectively and approximately $3.8 million and $2.4 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, and December 31, 2020 approximately $720 thousand and $697 thousand, respectively, was due to this manufacturer, which is presented in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Legal contingencies

The Company is party to certain legal proceedings in the ordinary course of business. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and related contingencies.

In 2015, the Company learned that the Department of Justice (the “Department”) had commenced an investigation of the billing to Medicare by a physician who had treated patients with the Company’s SRT-100. The Department subsequently advised the Company that it was considering expanding the investigation to determine whether the Company had any involvements in physician’s use of certain reimbursements codes. The Company has received two Civil Investigative Demands from the Department seeking documents and written responses in connection with its investigation. The Company has fully cooperated with the Department. The Company disputes that it has engaged in any wrongdoing with respect to such reimbursement claims; among other things, the Company does not submit claims for reimbursement or provide coding or billing advice to physicians. To the Company’s knowledge, the Department has made no determination as to whether the Company engaged in any wrongdoing, or whether to pursue any legal action against the Company. Should the Department decide to pursue legal action, the Company believes it has strong and meritorious defenses and will vigorously defend itself. At this time, the Company is unable to estimate the cost associated with this matter.

Note 9 — STOCK-BASED COMPENSATION

Warrants

The following table summarizes the Company’s warrant activity:

	Warrants
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Outstanding – December 31, 2020	138,000	$6.75	0.44
Granted	—	—	—
Exercised	—	—	—
Expired	(138,000)	6.75	—
Outstanding and exercisable – September 30, 2021	—	$—	—

The intrinsic value of the common stock warrants was approximately $0 as of September 30, 2021, and December 31, 2020, respectively.

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

On July 21, 2021, a total of 130,000 shares of restricted stock were issued to employees and board members and were recorded at the fair value of $3.84 per share. The restricted shares vest 25% at grant date and 25% per year over a three-year vesting period and are being recognized as expense on a straight-line basis over the vesting period of the awards.

Restricted stock activity for the nine months ended September 30, 2021 is summarized below:

Outstanding at	Restricted Stock	Weighted- Average Grant Date Fair Value
December 31, 2020	37,500	$4.17
Granted	130,000	3.84
Vested	(43,750)	3.96
Forfeited	-	-
September 30, 2021	123,750	$3.90

The Company recognizes forfeitures as they occur rather than estimating a forfeiture rate. The reduction of stock compensation expense related to the forfeitures was $0 for the nine months ended September 30, 2021 and 2020, respectively.

Unrecognized stock compensation expense was approximately $494 thousand as of September 30, 2021, which will be recognized over a weighted-average period of 2.3 years. The stock compensation expense was approximately $204 thousand and $37 thousand, for the three months ended September 30, 2021 and 2020, respectively, and approximately $324 thousand, for the nine months ended September 30, 2021 and 2020.

The following table summarizes the Company’s stock option activity:

Outstanding at	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)
December 31, 2020	229,334	$5.55	7.07
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
September 30, 2021	229,334	$5.55	6.33
Exercisable – September 30, 2021	229,334	$5.55	6.33

The stock options had an intrinsic value of $0 as of September 30, 2021 and December 31, 2020, respectively.

Note 10 — Income Taxes

Book income before taxes was negative for the nine months ended September 30, 2021. Tax expense for the nine months ended September 30, 2021 and 2020 was $0.

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

As of September 30, 2021, the Company has U.S. federal and certain state tax returns subject to examination, beginning with those filed for the year ended December 31, 2017.

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

Overview

Sensus Healthcare, Inc. (together, with its subsidiary, unless the context otherwise indicates, “Sensus” or the “Company”) is a medical device company committed to providing highly effective, non-invasive and cost-effective treatments for both oncological and non-oncological skin conditions. The Company uses a proprietary low-energy X-ray technology known as superficial radiation therapy (“SRT”), which is based on over a decade of dedicated research and development and has successfully incorporated SRT into a portfolio of treatment devices: the SRT-100TM, SRT-100+TM and SRT-100 VisionTM. To date, SRT technology has been used to effectively and safely treat oncological and non-oncological skin conditions in hundreds of thousands of patients around the world. With the introduction of Sculptura™, the Company has branched out into cancer treatment that goes beyond skin cancers and may, if successful, provide an alternative treatment option for cancer patients around the world, although we can give no assurance that it will do so.

Impact of COVID-19

The outbreak of COVID-19, which was declared a pandemic by the World Health Organization in March 2020, has adversely impacted, and continues to impact, the U.S. and global economies, as well as the Company’s employees, operations, and customer demand. The Company has been able to continue to operate and service its customers throughout the pandemic. However, the pandemic has significantly impacted the Company’s sales throughout 2020 and into 2021, as social distancing forced physicians to temporarily close their practices and could further impact the Company’s operations and the operations of the Company’s customers, suppliers and vendors. The extent to which the COVID-19 pandemic continues to impact the Company’s business, results of operations and financial condition will depend on future developments. The Company cannot reasonably estimate the impact at this time. Sensus continues to service customers amid uncertainty and disruption linked to COVID-19 and is actively managing its business to respond to the impact.

Segment Information

The Company manages its business globally within one reportable segment, which is consistent with how our management reviews

Results of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except shares and per share data)	2021	2020	2021	2020

Revenues	$5,525	$1,620	$14,017	$4,483
Cost of sales	2,324	948	5,885	2,462
Gross profit	3,201	672	8,132	2,021
Operating expenses
Selling and marketing	1,180	1,034	3,502	3,987
General and administrative	1,082	976	3,499	3,210
Research and development	744	941	2,330	3,315
Total operating expenses	3,006	2,951	9,331	10,512
Income (loss) from operations	195	(2,279)	(1,199)	(8,491)
Other income (expense):
Gain on acquisition	-	588	-	588
Interest income	-	2	1	66
Interest expense	-	(3)	(1)	(17)
Other income (expense), net	-	587	-	637
Net income (loss)	$195	$(1,692)	(1,199)	$(7,854)

Three months ended September 30, 2021 compared to the three months ended September 30, 2020

Revenues were $5.5 million for the three months ended September 30, 2021 compared to $1.6 million for the three months ended September 30, 2020, an increase of $3.9 million or 241%. The increase was primarily driven by the higher number of units sold in 2021, service revenue on installed units and the impact of COVID-19 in the three months ended September 30, 2020.

Cost of sales was $2.3 million for the three months ended September 30, 2021 compared to $0.9 million for the three months ended September 30, 2020, an increase of $1.4 million, or 145%. The increase in cost of sales was commensurate with the increase in sales in the three months ended September 30, 2021.

Gross profit was $3.2 million for the three months ended September 30, 2021 compared to $0.7 million for the three months ended September 30, 2020, an increase of $2.5 million, or 376%. Our overall gross profit percentage was 57.9% in the three months ended September 30, 2021 compared to 41.5% in the corresponding period in 2020. The increase in gross profit was primarily driven by the higher number of units sold in 2021, service revenue on installed units and the impact of COVID-19 in the three months ended September 30, 2020.

Selling and marketing expense was $1.2 million for the three months ended September 30, 2021 compared to $1.0 million for the three months ended September 30, 2020, an increase of $0.1 million, or 14%. The net increase in selling and marketing expense was primarily due to higher commission expense.

General and administrative expense was $1.1 million for the three months ended September 30, 2021 compared to $1.0 million for the three months ended September 30, 2020, an increase of $0.1 million, or 11%. The net increase in general and administrative expense was primarily due to higher stock compensation expense.

Research and development expense was $0.7 million for the three months ended September 30, 2021 compared to $0.9 million for the three months ended September 30, 2020, a decrease of $0.2 million, or 21%. The decrease in research and development spending reflected lower spending as the SculpturaTM  project entered production phase during 2020.

Other income (expense). Other income was $0.6 million for the three months ended September 30, 2020 attributable to a bargain purchase gain recorded as a result of an acquisition.

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

Revenues were $14.0 million for the nine months ended September 30, 2021 compared to $4.5 million for the nine months ended September 30, 2020, an increase of $9.5 million or 213%. The increase was primarily driven by the higher number of units sold in 2021, service revenue on installed units and the impact of COVID-19 in the nine months of 2020.

Cost of sales was $5.9 million for the nine months ended September 30, 2021 compared to $2.5 million for the nine months ended September 30, 2020, an increase of $3.4 million, or 139%. The increase in cost of sales was commensurate with the increase in sales in the nine months ended September 30, 2021.

Gross profit was $8.1 million for the nine months ended September 30, 2021 compared to $2.0 million for the nine months ended September 30, 2020, an increase of $6.1 million, or 303%. Our overall gross profit percentage was 58.0% in the nine months ended September 30, 2021 compared to 45.1% in the corresponding period in 2020. The increase in gross profit was primarily driven by the higher number of units sold in 2021, service revenue on installed units and the impact of COVID-19 in the nine months ended September 30, 2020.

Selling and marketing expense was $3.5 million for the nine months ended September 30, 2021 compared to $4.0 million for the nine months ended September 30, 2020, a decrease of $0.5 million, or 12%. The decrease was primarily attributable to a decrease in tradeshow expense due to cancellations related to COVID-19, reduced marketing activities including travel and salary, and benefit expenses due to reduced headcount offset by an increase in commission expense.

General and administrative expense was $3.5 million for the nine months ended September 30, 2021 compared to $3.2 million for the nine months ended September 30, 2020, an increase of $0.3 million, or 9%. The net increase in general and administrative expense was primarily due to higher legal and professional fees, public company expenses and insurance premium costs.

Research and development expense was $2.3 million for the nine months ended September 30, 2021 compared to $3.3 million for the nine months ended September 30, 2020, a decrease of $1.0 million, or 30%. The decrease in research and development spending reflected lower spending as the SculpturaTM  project entered production phase during 2020.

Other income (expense). Other income was $0.6 million for the nine months ended September 30, 2020 attributable to a bargain purchase gain recorded as a result of an acquisition.

Financial Condition

The following discussion summarizes the significant changes in assets and liabilities. Please see the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020 contained in Part I, Item 1 of this filing.

Assets

Cash and cash equivalents at September 30, 2021 increased $1.5 million, see Cash Flows for details on the change in cash and cash equivalents during the nine months ended September 30, 2021.

Accounts receivable at September 30, 2021 increased $293 thousand from December 31, 2020, primarily due to receivables for increase in sales of units in the nine months ended September 30, 2021.

Inventories at September 30, 2021 decreased $2.4 million from December 31, 2020, primarily due to increased shipments of units sold in the nine months ended September 30, 2021.

Prepaid and other current assets at September 30, 2021 decreased $93 thousand primarily due to the amortization of prepaid expenses.

Liabilities

There were no borrowings under the revolving line of credit at September 30, 2021 or December 31, 2020.

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

Sensus management regularly evaluates cash requirements for current operations, commitments, capital requirements and business development transactions. Given our ability to borrow under our revolving credit facility and other factors, management anticipates that the Company will be able to satisfy its cash requirements for these purposes; however, it may seek to raise additional funds for these or other purposes in the future.

Cash flows

The following table provides a summary of cash flows for the periods indicated:

	For the Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$1,494	$(74)
Investing activities	167	7,134
Financing activities	(177)	967
Total	$1,484	$8,027

Net cash provided in operating activities was $1.5 million for the nine months ended September 30, 2021, consisting of a net loss of $1.2 million, an increase in net operating assets of $1.5 million and non-cash charges of $1.2 million. Cash flows used in operating activities primarily include the receipt of revenues offset by the payment of operating expenses incurred in the normal course of business, including year-end incentive compensation accrued for in the prior year. Net cash used in operating activities was $0.1 million for the nine months ended September 30, 2020, consisting of a net loss of $7.9 million, partially offset by a decrease in net operating assets of $7.4 million and by non-cash charges of $0.4 million. The decrease in net operating assets was primarily due to a decrease in accounts receivable, partially offset by an increase in inventories, accounts payable and accrued expenses, warranties and deferred revenue. Non-cash charges consisted of a gain on bargain purchase (See Note 2, Acquisitions, for more information), allowance for bad debt, stock compensation expense, depreciation and amortization, and a warranty provision.

Net cash provided by investing activities for the nine months ended September 30, 2021 reflected $0.2 million of proceeds from the sale of property and equipment, partially offset by purchases of property and equipment. Net cash provided by investing activities was $7.1 million, mostly due to matured investments during the nine months ended September 30, 2020.

Net cash used in financing activities for the nine months ended September 30, 2021 primarily reflected $0.2 million of loan repayments and withholding taxes on stock compensation. Net cash provided by financing activities was $1.0 million during the nine months ended September 30, 2020 mostly from a loan under the Small Business Administration Paycheck Protection Program.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

As of September 30, 2021, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of September 30, 2021, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

There were no unregistered sales of securities during the three months ended September 30, 2021.

(b) Use of Proceeds from the Sale of Registered Securities

None.

(c) Purchases of Equity Securities by the Registrant and Affiliated Purchases.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Joseph C. Sardano, Chairman and Chief Executive Officer of Sensus Healthcare, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Javier Rampolla, Chief Financial Officer of Sensus Healthcare, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Joseph C. Sardano, Chairman and Chief Executive Officer of Sensus Healthcare, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Javier Rampolla, Chief Financial Officer of Sensus Healthcare, Inc., Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSUS HEALTHCARE, INC.

Date: November 10, 2021	/s/ Joseph C. Sardano
Joseph C. Sardano
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2021	/s/ Javier Rampolla
Javier Rampolla
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)