Form 10-K
period 2021-12-31
Sensus Healthcare, Inc.
filed 2022-03-25
CIK 1494891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant on June 30, 2021, the last business day of the registrant’s most recently completed second quarter, was $51,364,009 based on the closing price of $3.85 per share of common stock on the Nasdaq Capital Market on that date. For this purpose, all outstanding shares of common stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and certain 5% stockholders of the registrant; certain of such persons disclaim that they are affiliates of the registrant.

As of March 9, 2022 there were 16,657,048 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the Annual Meeting of Stockholders to be held on June 3, 2022, are incorporated by reference in Part III.

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

Forward-looking statements involve risks and uncertainties because they relate to events, developments, and circumstances relating to Sensus Healthcare, Inc., our industry, and/or general economic or other conditions that may or may not occur in the future or may occur on longer or shorter timelines or to a greater or lesser degree than anticipated. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, forward-looking statements are not guarantees of future performance, and our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from the forward looking statements contained in this press release, as a result of the following factors, among others: the continuation and severity of the COVID-19 pandemic, including its impact on sales and marketing; our ability to achieve profitability; our ability to obtain and maintain the intellectual property needed to adequately protect our products, and our ability to avoid infringing or otherwise violating the intellectual property rights of third parties; the level and availability of government and/or third party payor reimbursement for clinical procedures using our products, and the willingness of healthcare providers to purchase our products if the level of reimbursement declines; the regulatory requirements applicable to us and our competitors; our ability to efficiently manage our manufacturing processes and costs; the risks arising from our international operations; legislation, regulation, or other governmental action, that affects our products, taxes, international trade regulation, or other aspects of our business; concentration of our customers in the U.S. and China, including the concentration of sales to one particular customer in the U.S.; the performance of the Company’s information technology systems and its ability to maintain data security; and other risks described from time to time in our filings with the Securities and Exchange Commission.

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

ii

PART I.

Item 1. BUSINESS

Overview

Sensus Healthcare, Inc. (together, with its subsidiary, unless the context otherwise indicates, “Sensus” or the “Company”) is a medical device company committed to providing highly effective, non-invasive, and cost-effective treatments for both oncological and non-oncological skin conditions. The Company uses a proprietary low-energy X-ray technology known as superficial radiation therapy (“SRT”), which is based on over a decade of dedicated research and development, and has successfully incorporated SRT into a portfolio of treatment devices: the SRT-100TM, SRT-100+TM and SRT-100 VisionTM. To date, SRT technology has been used to effectively and safely treat oncological and non-oncological skin conditions in hundreds of thousands of patients around the world.

On February 25, 2022, the Company sold the assets comprising its SculpturaTM product for $15 million in cash. Additional information regarding this transaction can be found in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 3, 2022.

Our business was organized in 2010 and the Company, incorporated in Delaware, completed its initial public offering in 2016. The Company operates as one segment from its corporate headquarters located in Boca Raton, Florida. For further information see Note 1, Description of the Business, in the notes to the consolidated financial statements in Part II, Item 8.

Our Products and Services

SRT-100

The SRT-100 is a photon x-ray low energy superficial radiotherapy system that provides patients an alternative to surgery for treating non-melanoma skin cancers, including basal cell and squamous cell skin cancers and other skin conditions such as keloids. The SRT-100 is especially effective in treating primary lesions that would otherwise be difficult to treat or require extensive surgery involving sensitive areas of the head and neck regions, such as the fold in the nose, eyelids, lips, corner of the mouth, and the lining of the ear, that would otherwise lead to a less than desirable cosmetic outcome. Superficial radiation therapy treatment procedures do not require the use of anesthetics and eliminate the need for skin grafting. The Company believes that the SRT-100 provides healthcare providers and patients with a safe, virtually painless, and substantially non-scarring treatment option for non-melanoma skin cancer and other skin conditions, such as keloids. It allows dermatologists to retain non-melanoma skin cancer patients, rather than referring them to specialists, while offering radiation oncologists an alternative to costly linear accelerator–based treatments with a process that is less invasive, more time-efficient, and improves practice economics. Revenue is primarily derived from sales of our SRT-100 product line. The SRT-100 provides the following clinical and functional advantages:

●	Easy touch automatic set-up procedure, including automatic x-ray tube warm-up procedures;

●	Specially designed control console for medical physicists and service technicians, providing integrated safety and back-up timer controls, automatic system conditioning procedures, calibration, x-ray output verification and system parameters, including last treatment status information;

●	Advanced patient record management with integrated enterprise workflow management;

●	Compact mobile design with a small 30” x 30” footprint and unique scissor x-ray tube arm movements, providing a large range of motion for patient access and treatment; and

●	High reliability and MTBF (“mean time between failures”) performance that provides availability for patients and practitioners and lowers the total cost of ownership.

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

Sensus Laser Aesthetic Solutions (SLAS)

In August 2020, the Company acquired two mobile aesthetic laser companies serving Florida: Aesthetic Mobile Laser Services, which serves Southeast and Southwest Florida; and Aesthetic Laser Partners, which serves Central and Northern Florida. These companies, collectively known as “Sensus Laser Aesthetic Solutions”, offer in-office laser rental services, providing an easy way for medical and health care professionals to offer aesthetic laser procedures without the long-term financial commitment, maintenance, and obsolescence concerns associated with equipment ownership. Sensus Laser Aesthetic Solutions delivers a complete line of aesthetic lasers to dermatologists and clinicians around the state for a variety of treatments, both cosmetic and clinical.

Consumables

The Company sells disposable lead shielding replacements, disposable radiation safety items, such as aprons and eye shields, ultrasound probe film, and disposable applicator tips, which are used to treat various sized lesions and different areas of the body.

Competition

The medical device industry is highly competitive and subject to rapid technological change and is significantly affected by new product introductions and market activities of other participants. Current marketed products, and any future products that the Company commercializes, will compete against healthcare providers who use other methods of treatment for the same disease or condition.

In order to grow its business, Sensus must be able to compete effectively for market acceptance of its products. Key competitive factors include improved outcomes for medical conditions, acceptance by doctors treating non-melanoma skin cancer and keloids, potential greater acceptance by the patient community, potential greater ease of use and reliability, product price and qualification for reimbursement, technical leadership and superiority, effective marketing and distribution, speed to market and quality of client service.

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

Dermatology Market

Private dermatology practices in the U.S. represent the point of entry for most non-melanoma skin cancer patients. The Company believes its SRT products offer dermatologists a competitive advantage by allowing them to retain patients for the treatment of non-melanoma skin cancer, rather than having to refer them to other professionals. In addition to non-melanoma skin cancers, the Company has had an FDA clearance to treat keloid scars since 2014. The Company’s SRT has been used by over 100 U.S. dermatology practices in the treatment of keloids. Since 2017, it is also being used to treat keloids in China.

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

Other Markets

Sensus believes that the plastic surgery and laser aesthetic markets present growth opportunities. With FDA clearance to treat keloids through SRT, plastic surgeons are recognizing the opportunity to be able to provide an effective treatment solution for this benign tumor. Additionally, the Company believes that plastic surgeons view the non-melanoma skin cancer market as a growth opportunity that can supplement their existing services.

Global Focus

As of December 31, 2021, the Company had an installed base of 564 units in 18 countries, primarily in the United States. Customers include leading cancer centers, dermatology practices, hospitals and plastic surgery clinics, which further validates the targeted marketing approach led by the Company’s direct sales teams and global distribution partners.

Manufacturing and Supply

The Company currently uses third parties located in the U.S. to manufacture products. In 2010, the Company entered into a manufacturing agreement with RbM Services, LLC (“RbM”) pursuant to which RbM agreed to manufacture SRT-100 products. Under this agreement, the Company pays a fixed price per unit, subject to annual adjustments due to changes in the cost of materials. The agreement renews for successive one-year periods unless either party notifies the other party in writing, at least 60 days prior to the anniversary date of the agreement, that it will not renew the agreement. The Company or manufacturer may terminate the agreement upon 90 days’ prior written notice.

The Company maintains internal policies, procedures and supplier management processes designed to ensure that RbM meets applicable quality standards, including FDA and International Organization for Standardization, or ISO, requirements. To date, Sensus has not experienced any difficulty in locating and obtaining the materials necessary to meet the demand for our products, and believes manufacturing capacity is sufficient to meet global market demand for our products for the foreseeable future.

The Company believes this third-party manufacturing relationship allows us to work with a supplier that has well-developed specific competencies while minimizing our capital investment, controlling costs, and shortening cycle times, all of which has allowed us to compete effectively with our competitors. Sensus also works with other third parties that it believes could be relied upon if there were a need to change suppliers.

The Company has a single preferred supplier for the x-ray tubes and other major components used in its products. The Company believes this supplier has superior products; however, products of alternate suppliers would be adequate for Sensus’s products and therefore the Company does not anticipate any material disruptions to the supply of major components if there were a change in suppliers.

Intellectual Property

The Company actively seeks to protect the intellectual property that is important to our business, including seeking and maintaining patents that cover Sensus’s products. The Company also relies on trademarks to enhance, build, and maintain the integrity of the Sensus brand.

The Company is in the possession of several issued U.S. and Global patents. The patents relate to technology that is pertinent to the Company.

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

The Company also relies on trade secrets and other unpatented proprietary rights to develop and maintain a competitive position. The Company seeks to protect unpatented proprietary rights through a variety of methods, including confidentiality agreements with employees, consultants and others who may have access to this proprietary information. The Company requires all employees to execute invention assignment agreements with respect to inventions arising from their employment.

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

Government Regulation

Sensus’s business is subject to extensive federal, state, local, and foreign laws and regulations, including those relating to the protection of the environment, health and safety. Some of the pertinent laws and regulations have not been definitively interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of subjective interpretations. In addition, these laws and regulations and their interpretations are subject to change, and new laws may be enacted. Both federal and state governmental agencies continue to subject the healthcare industry to intense regulatory scrutiny, including heightened civil and criminal enforcement efforts. The Company believes that its business operations and relationships with customers and suppliers are structured to comply with all applicable legal requirements. However, it is possible that governmental entities or other third parties could interpret these laws and regulations differently and assert otherwise. Discussed below are statutes and regulations that are most relevant to the Company’s business. For the years ended December 31, 2021 and 2020 we incurred approximately $1.3 million in expenses related to regulatory compliance and quality standards.

FDA Regulation of Medical Devices

The Federal Food, Drug and Cosmetic Act (“FDCA”) and FDA regulations establish a comprehensive system for the regulation of medical devices intended for human use. Sensus’s medical device products are subject to these regulations, as well as other federal, state, and local laws and regulations. The FDA is also responsible for the overall enforcement of quality, regulatory and statutory requirements governing medical devices.

FDA classifies medical devices into one of three classes — Class I, Class II, or Class III — depending on their level of risk and the types of controls that are necessary to assure device safety and effectiveness. The class assignment determines the type of premarketing submission or application, if any, that will be required before marketing in the U.S. The Company’s medical devices are Class II devices under the FDA’s classification system.  Class II devices are deemed to present a moderate risk and are devices for which general controls alone are not sufficient to provide a reasonable assurance of safety and effectiveness. Medical devices in Class II are subject to both general controls and “special controls” — e.g., special labeling, compliance with industry standards, and post market surveillance. Unless exempted, Class II devices typically require FDA clearance before marketing, through the premarket notification (“510(k)”) process, in accordance with 21 CFR, Part 807 requirements.

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

510(k) pathway

As of December 31, 2021, all of our products were subject to or exempt from the 510(k) requirement. We have previously received FDA 510(k) clearances for our SRT-100, SRT-100 Vision, and SRT-100+ products. The Company has obtained all of its FDA clearances through the 510(k) pathway; although other pathways are available, the Company believes they are less efficient and effective for the Company.

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

The FDA enforces these requirements by inspection and market surveillance. Failure to comply with applicable regulatory requirements can result in enforcement action by FDA, which may include, but is not limited to, the following sanctions:

●	Issuance of Form 483 observations during a facilities inspection;

●	Untitled letters or warning letters;

●	Fines, injunctions and civil penalties;

●	Consent Decree, which forces improvements in the quality management system through the use of the federal courts;

●	Recall or seizure of products;

●	Operating restrictions, partial suspension or total shutdown of production;

●	Refusing 510(k) clearance or premarket approval of new products;

●	Withdrawing 510(k) clearance or premarket approvals that are already granted; and

●	Criminal prosecution.

The Company is subject to unannounced establishment inspections by the FDA, as well as other regulatory agencies overseeing the implementation of and compliance with applicable state public health regulations. These inspections may include our suppliers’ facilities.

International Regulations

International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. In order to market our products in other countries, the Company must obtain regulatory approvals and comply with safety and quality regulations. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ. The European Union/European Economic Area, or EU/EEA, requires a CE conformity mark in order to market medical devices. The UK, due to Brexit, will also now require a separate clearance. Many other countries, such as Australia, India, New Zealand, Pakistan and Sri Lanka, accept CE or FDA clearance or approval, although others, such as China, Brazil, Canada and Japan, require separate regulatory filings.

In the EU/EEA, Sensus’s devices are required to comply with the essential requirements of the EU Medical Devices Directive (93/42/EEC). Compliance with these requirements entitles the Company to affix the CE marking of conformity to our medical devices, without which they cannot be commercialized in the EU/EEA. To demonstrate compliance with the essential requirements and obtain the right to affix the CE marking of conformity, the Company must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low-risk medical devices (Class I), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the essential requirements of the Medical Devices Directive, a conformity assessment procedure requires the intervention of a Notified Body, which is an organization accredited by a Member State of the EU/EEA to conduct conformity assessments. The Notified Body typically audits and examines the quality system for the manufacture, design and final inspection of devices before issuing a certification demonstrating compliance with the essential requirements. Based on this certification, we can draw up an EC Declaration of Conformity which allows us to affix the CE mark to our products.

Further, the advertising and promotion of Sensus’s products in the EU/EEA is subject to the laws of individual EEA Member States implementing the EU Medical Devices Directive, Directive 2006/114/EC concerning misleading and comparative advertising, and Directive 2005/29/EC on unfair commercial practices, as well as other EU/EEA Member State laws governing the advertising and promotion of medical devices. These laws may limit or restrict the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals.

The Company has obtained approval to sell our products in Australia, Canada, China, Europe, India, Israel, Mexico, Russia, South Africa, South Korea, and Taiwan, and is currently seeking approval in several other countries.

Sales and Marketing Commercial Compliance

Federal anti-kickback laws and regulations prohibit, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for, or to induce either the referral of an individual, or the purchase, order or recommendation of, any good or service paid for under federal healthcare programs such as the Medicare and Medicaid programs. Possible sanctions for violation of these anti-kickback laws include monetary fines, civil and criminal penalties, exclusion from Medicare and Medicaid programs, and forfeiture of amounts collected in violation of such prohibitions.

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

To enforce compliance with the federal laws, the U.S. Department of Justice, or DOJ, has increased its scrutiny of interactions between healthcare companies and healthcare providers, which has led to an unprecedented level of investigations, prosecutions, convictions and settlements in the healthcare industry. Dealing with investigations can be time- and resource-consuming. Additionally, if a healthcare company settles an investigation with the DOJ or other law enforcement agencies, the company may be required to agree to additional compliance and reporting requirements as part of a consent decree or corporate integrity agreement.

U.S. and foreign government regulators have increased regulation, enforcement, inspections and governmental investigations of the medical device industry, including increased U.S. government oversight and enforcement of the Foreign Corrupt Practices Act. Whenever a governmental authority concludes that a company is not in compliance with applicable laws or regulations, that authority can impose fines, delay or suspend regulatory clearances, institute proceedings to detain or seize the company’s products, issue a recall, impose operating restrictions, enjoin future violations and assess civil penalties against the company, or its officers or employees and can recommend criminal prosecution. Moreover, governmental authorities can ban or request the recall, repair, replacement or refund of the cost of devices the company distributes.

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

Healthcare Fraud and Abuse

Healthcare fraud and abuse laws apply to Sensus’s business when a customer submits a claim for an item or service that is reimbursed under Medicare, Medicaid or most other federally funded healthcare programs. The federal Anti-Kickback Statute prohibits unlawful inducements for the referral of business reimbursable under federally funded healthcare programs, such as remuneration provided to physicians to induce them to use certain tissue products or medical devices reimbursable by Medicare or Medicaid. The Anti-Kickback Statute is subject to evolving interpretations. For example, the government has enforced the Anti-Kickback Statute to reach large settlements with healthcare companies based on sham consultant arrangements with physicians. The majority of states also have anti-kickback laws which establish similar prohibitions that may apply to items or services reimbursed by any third party payor, including commercial insurers. Further, recently enacted amendments to the Affordable Care Act, among other things, amend the intent requirement of the federal anti-kickback and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of false claims statutes. If a governmental authority were to conclude that we are not in compliance with applicable laws and regulations, we and our officers and employees could be subject to severe criminal and civil penalties including, for example, exclusion from participation as a supplier of product to beneficiaries covered by Medicare or Medicaid. In addition to the Anti-Kickback Statute, the federal physician self-referral statute, commonly known as the Stark Law, prohibits physicians who have a financial relationship with an entity, including an investment, ownership or compensation relationship, from referring Medicare patients for designated health services, which include clinical pathology services, unless an exception applies. Similarly, entities may not bill Medicare or any other party for services furnished pursuant to a prohibited referral. Many states have their own self-referral laws as well, which in some cases apply to all third party payors, not just Medicare and Medicaid. If a governmental authority were to conclude that we are not in compliance with the Stark Law or state self-referral laws and regulations, our business could be subject to severe financial consequences, including the obligation to refund amounts billed to third party payors in violation of such laws, civil penalties and potentially also exclusion from participation in government healthcare programs like Medicare and Medicaid. The Stark Law often is enforced through lawsuits brought under the Federal False Claims Act, violations of which trigger significant monetary penalties and treble damages.

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

Research and Development

Research and development costs related to development and quality and regulatory costs are expensed as incurred. For the years ended December 31, 2021 and 2020, the Company incurred research and development expense of approximately $3.4 million and $4.2 million, respectively. Most of the decrease in R&D spending in 2021 was related to the final development and production ramp-up of Sculptura™.

Employees and Human Capital

At December 31, 2021, Sensus had 37 employees, including 33 in the U.S. and four in Israel. None of the Company’s employees are represented by a labor union or covered by a collective bargaining agreement.

The Company believes that its success depends on the ability to attract, develop, and retain key personnel. It also believes that the skills, experience, and industry knowledge of its key employees significantly benefits its operations and performance. The Company believes that it offers competitive compensation and other means of attracting and retaining key personnel.

Employee health and safety in the workplace is one of the Company’s core values. The COVID-19 pandemic has underscored for the Company the importance of keeping employees safe and healthy. In response to the COVID-19 pandemic, the Company has taken actions aligned with the World Health Organization and the Centers for Disease Control and Prevention in an effort to protect the Company’s employees so they can more safely and effectively perform their work. These actions include shutting down its headquarters for some months during 2020, providing facemasks to all employees, and allowing employees to work from home.

Employee levels are managed to align with the pace of business and management believes it has sufficient human capital to operate its business successfully.

Available Information

Sensus files annual, quarterly and current reports, proxy statements and all amendments to these reports and other information with the SEC. Sensus makes available free-of-charge, on or through its website at http://www.sensushealthcare.com, the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and all amendments to those filings, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC . The information on the Company’s website is not incorporated by reference in this Annual Report on Form 10-K. Reports, proxy statements and other information regarding issuers that file electronically with the SEC, including Sensus’s filings, are also available to the public from the SEC’s website at http://www.sec.gov.

Item 1A.  RISK FACTORS

An investment in Sensus’s common stock contains a high degree of risk. Investors should carefully consider the following risks and uncertainties before making an investment decision with respect to our common stock. Our business, including our operating results and financial conditions, could be harmed if any of these risks, as well as other risks not currently known to us or that we currently deem immaterial, were to materialize. The trading price of Sensus’s common stock could decline due to the occurrence of any of these risks. In assessing these risks, investors should also refer to the other information included in our filings with the SEC, including our financial statements and related note.

Risks Related to our Business

If third-party payors do not provide coverage and adequate reimbursement for the use of our products, it is unlikely that our products will be widely used, and our revenue will be negatively impacted.

In the U.S., the commercial success of Sensus’s existing products and any future products will depend, in part, on the extent to which governmental payors at the federal and state levels, including Medicare and Medicaid, private health insurers, and other third-party payors provide coverage for and establish adequate reimbursement levels for procedures using these products. Neither hospitals nor physicians are likely to use Sensus’s products if they do not receive adequate reimbursement payments for the procedures using these products.

Some private payors in the U.S. may base their reimbursement policies on the coverage decisions determined by the Center for Medicare & Medical Services, or CMS, which administers the Medicare program and works in partnership with state governments to administer the Medicaid program. Others may adopt different coverage or reimbursement policies for procedures performed using Sensus’s products, while some governmental programs, such as Medicaid, have reimbursement policies that vary from state to state, some of which may not pay an amount that supports the selling price of Sensus’s products, if at all. A Medicare national or local coverage decision denying coverage for any of the procedures performed using the Company’s products could result in private and other third-party payors also denying coverage. Medicare (Part B) and a number of private insurers in the U.S. currently cover and pay for both non-melanoma skin cancer and keloid treatments using the SRT-100. A withdrawal, or even contemplation of a withdrawal, by CMS, Medicaid or private payors of reimbursements, or any other unfavorable coverage or reimbursement decisions by government programs or private payors, could have a material adverse effect on the Company’s business.

Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. In many international markets, a product must be approved for reimbursement before it can be cleared for sale in that country. Further, many international markets have government-managed healthcare systems that control reimbursement for new devices and procedures. In most markets there are private insurance systems as well as government-managed systems. Sensus’s products may not be considered cost-effective by international third-party payors or governments managing healthcare systems. Furthermore, reimbursement may not be available or, if available, third-party payors’ reimbursement policies may adversely affect the Company’s ability to sell products profitably. If sufficient coverage and reimbursement are not available for Sensus’s products, in either the U.S. or internationally, the demand for these products and, consequently, the Company’s revenues, will be adversely affected.

Our business, results of operations, and financial condition could be materially adversely affected by the effects of widespread public health epidemics, including COVID-19, that are beyond our control.

Outbreaks of contagious diseases, public health epidemics, and other adverse public health developments in countries where we, our customers, or our suppliers operate have had and could have a material and adverse effect on our business, results of operations and financial condition. The COVID-19 pandemic has impacted our sales as social distancing and related concerns forced physicians to temporarily close their practices in 2020. The pandemic is expected to continue to adversely impact our business, and the nature and extent of the impact is highly uncertain and beyond our control. Uncertain factors relating to COVID-19 include the duration, spread and severity of the virus, including the emergence of new variants, the effects of the COVID-19 pandemic on our customers, vendors and suppliers, and the actions or perception of actions that may be taken to contain or treat its impact, including declarations of states of emergency, business closures, manufacturing restrictions and prolonged restrictions on travel, commercial and other activities.

In addition, as a result of COVID-19 and the measures designed to contain its spread, our suppliers may not have the materials, capacity, or capability to manufacture our products according to our schedule and specifications. If our suppliers’ operations are impacted, we may need to seek alternate suppliers, which may be more expensive, may not be available, or may result in delays in shipments to us and subsequently to our customers, each of which would affect our results of operations. The duration of the related financial impact to us, cannot be estimated at this time. Should such disruption continue for an extended period of time, the impact could have a material adverse effect on our business, results of operations and financial condition.

The Company’s operations may be impaired if information technology systems fail to perform adequately or if are the subject of a data breach or cyberattack.

The Company’s information technology systems are critically important to operating business efficiently. Sensus relies on information technology systems to manage business data, communications, employee information, and other business processes. The Company outsources certain business process functions to third-party providers and similarly relies on these third parties to maintain and store confidential information on their systems. The failure of these information technology systems to perform as the Company anticipates could disrupt business and could result in transaction errors, processing inefficiencies, and the loss of sales and customers, causing business and results of operations to suffer.

The Company has experienced, and expect to continue to experience, cyber security threats and incidents, none of which has been material to Sensus to date. Although Sensus protects our information technology systems, Sensus has experienced varying degrees of cyber-incidents in the normal conduct of business, including viruses, worms, phishing and other malicious activities. Although there have been no serious consequences to date, such breaches could result in unauthorized access to information, including customer, supplier, employee, or other company confidential data. Sensus carries insurance against these risks, perform penetration tests from time to time, and designs business processes to attempt to mitigate the risk of such breaches. However, the Company’s efforts to mitigate these risks may be unsuccessful, and security breaches may occur. Moreover, the development and maintenance of these measures requires continuous monitoring as technologies change and efforts to overcome security measures evolve. However, a successful breach or attack could have a material negative impact on operations and subject the Company to consequences such as direct costs associated with incident response.

If our essential employees who are unable to “telework” become ill or otherwise incapacitated, our operations may be adversely impacted.

Consistent with rapidly changing federal, state and local governmental orders and recommendations, we have implemented informal telework policies for appropriate categories of our employees. Employees that are unable to telework continue to work at our facilities, and we have implemented appropriate safety measures, including social distancing, face covering mandates, temperature checking, and increased sanitation standards in an attempt to maintain the health and safety of our workforce. We are following guidance from the Centers for Disease Control and Prevention (“CDC”) and the Occupational Safety and Health Administration (“OSHA”) regarding suspension of nonessential travel, self-isolation recommendations for employees returning from certain geographic areas, confirmed reports of any COVID-19 diagnosis among our employees, and the return of such employees to our workplace. Pursuant to updated guidance from the Equal Employment Opportunity Commission, we are engaging in limited and appropriate inquiries of employees regarding potential COVID-19 exposure, based on the direct threat that such exposure may present to our workforce. We continue to address other unique situations that arise among our workforce due to the COVID-19 pandemic on a case-by-case basis. While we believe that we have taken appropriate measures to ensure the health and wellbeing of our employees, there can be no assurances that our measures will be sufficient to protect our employees in our workplace or that they may not otherwise be exposed to COVID-19 outside of our workplace. If a number of our essential employees become ill, incapacitated or are otherwise unable to continue working during the current or any future epidemic, our operations may be adversely impacted.

Substantially all of Sensus’s revenue is generated from the sale of the SRT-100 and related products, and any decline in the sales of these products will negatively impact the Company’s business, financial condition and results of operations.

The Company is focused heavily on the development and commercialization of a limited number of products for the treatment of non-melanoma skin cancer and other skin conditions with superficial radiotherapy. From the Company’s inception in 2010 through December 31, 2021, revenue has primarily been derived from sales of the SRT-100 product line and related services and ancillary products. Although Sensus has introduced new products, the Company expects most of revenue in the near to medium term to be derived from or related to sales of the SRT-100 product line.

The Company’s technology could be superseded by new products, treatments, or technologies that gain wider acceptance among doctors and patients, which could adversely affect the Company.

The medical device industry is highly competitive and subject to rapid technological change, and is significantly affected by new product and treatment introductions. The Company’s products, some of which use technologies that have been available for many years, compete for market acceptance against those of healthcare providers who use other methods of treatment for similar diseases and conditions. If new products, treatments, and/or technologies were developed that gain wide acceptance among doctors and patients, it could take market share away from the Company, which could adversely affect the Company’s ability to maintain or increase revenue and/or render the Company’s products obsolete.

Sensus has a single preferred supplier for the x-ray tubes and other major components used in the Company’s products and the loss of this preferred supplier could adversely affect the Company.

Sensus has a single preferred supplier for the x-ray tubes and other major components used in the Company’s products. Although other suppliers exist in the market, the Company believes that our preferred supplier’s products are of a superior quality. The loss of the preferred supplier, or its inability to supply the Company with an adequate supply of these components, could hinder the Company’s ability to effectively produce the Company’s products to meet existing demand levels, especially if Sensus were unable to timely procure them from other suppliers in the market, which could adversely affect the Company’s ability to commercialize products and to maintain or increase revenues.

The Company’s customers are concentrated in the U.S. (including one U.S. customer accounting for a significant portion of our sales), and economic difficulties or changes in the purchasing policies or patterns of the Company’s customers in these countries could have a significant impact on future business and operating results.

Most of the Company’s sales have been made to customers located in the U.S. (95% and 97% in the years ended December 31, 2021 and 2020, respectively). Additionally, a single customer in the U.S. accounted for approximately 57% and 40% of revenues for the years ended December 31, 2021, and 2020, respectively. Because of these concentrations, revenue could fluctuate significantly due to changes in economic conditions, competitive products, or the loss of, reduction of business with, or less favorable terms with, our significant customer or other U.S. customers. A reduction or delay in orders for the Company’s products for these or other reasons could materially harm business and results of operations, including any adverse impact of the coronavirus epidemic.

Sensus may be required to obtain additional funds in the future, and these funds may not be available on acceptable terms or at all.

Sensus’s operations have consumed substantial amounts of cash since inception. Sensus may need to seek additional capital, as our existing financial resources including our revolving line of credit, may not allow the Company to conduct all of the activities that would be beneficial for future growth.

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

To the extent that Sensus raises additional capital through the sale of equity or convertible debt securities, the ownership interests of the existing stockholders will be diluted. Moreover, the terms of newly issued securities may include liquidation or other preferences that adversely affect common stockholders’ rights. Debt financing, if available, may involve covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring distributions or dividends. If Sensus raises additional funds through collaboration and licensing arrangements with third parties, the Company may have to relinquish valuable rights to technologies or products or to grant licenses on terms that are not favorable. Any of these events could adversely affect the ability to declare dividends on the Company’s common stock and to achieve future product development and commercialization goals and could have a material adverse effect on our business, financial condition and results of operations.

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

Sensus’s operations are, and will continue to be, directly and indirectly affected by various federal, state and foreign healthcare laws, including, but not limited to, those described below.

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

If the Company’s operations are found to be in violation of any of the laws or regulations described above or any other governmental regulations that apply now or in the future, Sensus may be subject to penalties, including administrative, civil and criminal penalties, damages, fines, disgorgement, individual imprisonment, contractual damages, reputational harm, exclusion from governmental healthcare programs, and the curtailment or restructuring of its operations. Any of the foregoing could adversely affect the Company’s ability to operate its business and financial results.

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

Healthcare policy changes may have a material adverse effect on Sensus’s business.

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

Other healthcare reform measures may result in more rigorous coverage criteria and in additional downward pressure on the reimbursement received for procedures utilizing our products. In addition, other legislative changes have been proposed and adopted since the law discussed above was enacted that may adversely affect the Company’s revenues. Changes to existing laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on Sensus’s business and financial operations. Any reduction in reimbursement from Medicare or other government programs may result in a reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent the Company from being able to increase revenue, attain profitability, or commercialize its devices. In addition, other legislative changes may be enacted or existing regulations, guidance or interpretations may be changed, each of which may adversely affect operations.

Risks Related to our Intellectual Property

If the Company’s patents and other intellectual property rights do not adequately protect its products, we may lose market share to competitors and be unable to operate business profitably.

Sensus’s success significantly depends on its ability to protect proprietary rights to the technologies used in its products. The Company relies on two U.S. patents and two foreign patents, as well as a combination of copyright, trade secret and trademark laws, and nondisclosure, confidentiality and other contractual restrictions, to protect proprietary technology. The Company also has patent applications currently pending and in the process of being submitted. However, these legal means afford only limited protection and may not adequately protect its rights or permit Sensus to gain or keep any competitive advantage. For example, some or all of the pending patent applications or any future pending applications may be unsuccessful. The U.S. Patent and Trademark Office may deny or require significant narrowing of claims in the pending patent applications or future patent applications, and patents issued as a result of these patent applications, if any, may not provide Sensus with significant commercial protection or be issued in a form that is advantageous. Sensus could also incur substantial costs in proceedings before the U.S. Patent and Trademark Office. These proceedings could result in adverse decisions as to the priority of its inventions and the narrowing or invalidation of claims in its issued patents. Third parties may successfully challenge issued patents and those that may be issued in the future, which would render these patents invalid or unenforceable, which in turn could limit the Company’s ability to stop competitors from marketing and selling related products. In addition, pending patent applications include claims to aspects of the Company’s products and procedures that are not currently protected by issued patents, and third parties may successfully patent those aspects before us or otherwise challenge Sensus’s rights to these aspects.

Both the patent application process and the process of managing patent disputes can be time consuming and expensive. Competitors may be able to design around Sensus’s patents or develop products that provide outcomes that are comparable to the Company’s products. Although Sensus has entered into confidentiality agreements and intellectual property assignment agreements with certain of its employees, consultants and advisors in order to protect our intellectual property and other proprietary technology, these agreements may not be enforceable or may not provide meaningful protection for trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements. In addition, Sensus has not sought patent protection in all countries where it sells products. If Sensus fails to timely file a patent application in any such country or major market, Sensus may be precluded from doing so at a later date. Competitors may use the Company’s technologies in jurisdictions where Sensus has not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories in which Sensus has patent protection that may not be sufficient to terminate infringing activities. Furthermore, the laws of some foreign countries may not protect intellectual property rights to the same extent as the laws of the U.S., if at all.

In the event a competitor infringes upon one of the Company’s patents or other intellectual property rights, enforcing those patents and rights may be difficult and time consuming. Even if successful, litigation to defend these patents against challenges or to enforce Sensus’s intellectual property rights could be expensive and time consuming and could divert management’s attention. Moreover, the Company may not have sufficient resources to defend patents against challenges or to enforce intellectual property rights, any of which would adversely affect its ability to compete.

If Sensus’s trademarks or trade names are not adequately protected, then the Company may be unable to build name recognition in markets of interest and business may be adversely affected.

Sensus’s registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to infringe other marks. Sensus may be unable to protect the rights to these trademarks and trade names, which the Company needs to build name recognition by potential partners or customers in markets of interest. If these trademarks are challenged, infringed upon, circumvented, or declared generic or infringing, or if the Company is unable to establish name recognition based on these trademarks and trade names, then it may be unable to compete effectively and the Company’s business may be adversely affected.

The medical device industry is characterized by extensive patent litigation, and if Sensus becomes subject to litigation, it could be costly, result in the diversion of management’s attention, require the Company to pay significant damages or royalty payments, or prevent the Company from marketing and selling existing or future products.

The medical device industry is characterized by extensive litigation and administrative proceedings over patent and other intellectual property rights. Determining whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. As the number of participants in the market for skin cancer and general oncology devices and treatments increases, the possibility of patent infringement claims against Sensus increases. Any infringement claims, litigation or other proceedings would place a significant strain on the Company’s financial resources, divert the attention of management from the core business and harm Sensus’s reputation.

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

Risks Related to the Ownership of Sensus’s Securities

We have a history of net losses prior to 2021. If we do not maintain profitability, our financial condition and the value of our common stock could suffer.

Sensus has a history of net losses. The historical losses from inception through December 31, 2020 totaled approximately $21.9 million. The Company reported net income during the year ended December 31, 2021 of $4.1 million, has significantly reduced its research and development expenses and is planning to continue to control these expenses. However, there can be no assurances that this and other actions will result in the Company’s continued profitability.

Limited trading activity for shares of Sensus’s common stock may contribute to price volatility.

While Sensus’s common stock is listed and traded on the Nasdaq Capital Market, there has been limited trading activity in the Company’s shares. Due to the limited trading activity of Sensus’s common stock, relativity small trades may have a significant impact on the price of these securities.

The Company does not anticipate paying dividends for the foreseeable future. As a result, investors must rely on price appreciation of Sensus’s common stock for a return on its investment in the foreseeable future.

The Company expects to retain any funds and future earnings to support the operation, growth and development of its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future. As a result, a return on an investor’s investment in the near future will occur only if the Company’s share price appreciates. Sensus’s common stock price may not appreciate in value or maintain the price at which an investor purchased these securities, and in either case, may not realize a return on investment or could lose all or part of an investment in Sensus’s securities.

Any future determination to declare cash dividends will be made at the discretion of Sensus’s Board of Directors and will be subject to compliance with applicable laws and covenants under any credit facilities, which may restrict or limit the Company’s ability to pay dividends. For example, the Company’s current revolving line of credit restricts the ability to pay dividends or make any distributions or payments or redeem, retire or purchase any capital stock without the prior written consent of the lender, provided that Sensus may pay dividends solely in common stock. Also, the form, frequency and amount of dividends will depend upon the Company’s future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant. Sensus may not pay dividends as a result of any of the foregoing, and in these cases, an investor would need to rely on price appreciation of Sensus’s common stock for a return on investment.

General stock market volatility could result in significant declines in the trading price of our securities, and an investor could lose all or a substantial part of an investment.

Stock markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our securities. In addition, limited trading volume of Sensus’s securities may contribute to its future volatility. Price declines in Sensus’s securities could result from general market and economic conditions, some of which are beyond the Company’s control, and a variety of other factors, including any of the risk factors described in this Annual Report on Form 10-K. These broad market and industry factors may harm the market price of Sensus’s securities, regardless of the Company’s operating performance, and could cause an investor to lose all or part of an investment in Sensus’s securities since an investor might be unable to sell these securities at or above the price paid. Factors that could cause fluctuations in the market price of Sensus’s securities include the following:

●	price and volume fluctuations in the overall stock market from time to time;

●	volatility in the market prices and trading volumes of medical device company stocks;

●	changes in operating performance and stock market valuations of other medical device companies generally, or those in our industry in particular;

●	sales of Sensus’s securities by the Company or stockholders;

●	failure of securities analysts to initiate or maintain coverage of the Company, changes in financial estimates by securities analysts who follow Sensus or our failure to meet these estimates or the expectations of investors;

●	the financial projections the Company may provide to the public, any changes in those projections or failure to meet those projections;

●	rumors and market speculation involving Sensus or other companies in the industry;

●	actual or anticipated changes in the Company’s results of operations or fluctuations in results of operations;

●	actual or anticipated developments in the Company’s business, our competitors’ businesses or the competitive landscape generally;

●	litigation involving Sensus, our industry or both, or investigations by regulators into the Company’s operations or those of our competitors;

●	developments or disputes concerning Sensus’s intellectual property or other proprietary rights;

●	announced or completed acquisitions of businesses or technologies by the Company or our competitors;

●	new laws or regulations or new interpretations of existing laws or regulations applicable to the business;

●	changes in accounting standards, policies, guidelines, interpretations or principles;

●	any significant change in the Company’s management; and

●	general economic conditions and slow or negative growth of the Company’s markets.

In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against Sensus, could result in substantial costs and a diversion of management’s attention and resources.

Sensus is a “smaller reporting company,” and the reduced reporting requirements applicable to smaller reporting companies may make the Company’s common stock less attractive to investors.

Effective December 31, 2021, Sensus, previously an “emerging growth company,” became a “smaller reporting company,” meaning that its “public float” – the outstanding common stock held by nonaffiliates - had a value of less than $250 million at the end of our most recently completed second fiscal quarter. As a smaller reporting company, the Company can take advantage of certain reduced governance and disclosure requirements, including not being required to comply with the auditor attestation requirements in the assessment of the Company’s internal control over financial reporting. As a result, investors and others may be less comfortable with the effectiveness of Sensus’s internal controls and the risk that material weaknesses or other deficiencies in internal controls go undetected may increase. In addition, as a smaller reporting company, Sensus takes advantage of the ability to provide certain other less comprehensive disclosures in our SEC filings, including, among other things, providing only two years of audited financial statements in annual reports and simplified executive compensation disclosures. Consequently, it may be more challenging for investors to analyze the Company’s results of operations and financial prospects, as the information provided to stockholders may be different from what one might receive from other public companies in which one holds shares.

Sensus’s executive officers and directors may exert control over the Company and may exercise influence over matters subject to stockholder approval.

Sensus’s executive officers and directors, together with their respective affiliates, beneficially owned approximately 17% of our outstanding common stock as of March 9, 2022. Accordingly, these stockholders, if they act together, may exercise substantial influence over matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger. This concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discourage a potential acquirer from attempting to obtain control over the Company, which in turn could have a material adverse effect on the market value of Sensus’s common stock.

If securities or industry analysts do not publish research or publish unfavorable or inaccurate research about Sensus’s business, the price of the Company’s securities and trading volume could decline.

The trading market for Sensus’s securities depends, in part, on the research and reports that securities or industry analysts publish about the Company or business. Sensus may be unable to attract or sustain coverage by well-regarded securities and industry analysts. If either none or only a limited number of securities or industry analysts cover the Company, or if these securities or industry analysts are not widely respected within the general investment community, the trading price for Sensus’s securities would be materially and negatively impacted. In the event the Company obtains securities or industry analyst coverage, if one or more of the analysts who cover Sensus downgrades the securities or publish inaccurate or unfavorable research about the Company, the price of Sensus’s securities would likely decline. If one or more of these analysts cease coverage of Sensus, or fail to publish reports on the Company regularly, demand for the Company’s securities could decrease, which might cause the price of its securities and trading volume to decline.

Sensus’s certificate of incorporation, bylaws and Delaware law contain provisions that could discourage another company from acquiring the Company and may prevent attempts by the Company’s stockholders to replace or remove the current directors and management.

Provisions of the General Corporation Law of Delaware (where the Company is incorporated), and the Company’s certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which an investor might otherwise receive a premium for its stock. In addition, these provisions may frustrate or prevent any attempts by the Company’s stockholders to replace or remove the current management by making it more difficult for stockholders to replace or remove the Company’s board of directors. These provisions include:

●	authorizing the issuance of “blank check” preferred stock without any need for action by stockholders;

●	requiring supermajority stockholder voting to effect any merger or sale of all or substantially all of the Company’s stock and assets;

●	eliminating the ability of stockholders to call and bring business before special meetings of stockholders;

●	prohibiting stockholder action by written consent;

●	establishing advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted on by stockholders at stockholder meetings;

●	dividing the Company’s Board of Directors into three classes so that only one third of the directors will be up for election in any given year; and

●	providing that the Company’s directors may be removed only by the affirmative vote of at least 75% of Sensus’s then-outstanding common stock and only for cause.

In addition, Sensus is subject to Section 203 of the Delaware General Corporation Law, which may have an anti-takeover effect with respect to transactions not approved in advance by the Board of Directors, including discouraging takeover attempts that could result in a premium over the market price for shares of the Company’s common stock. These provisions will apply even if a takeover offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that the Company’s Board of Directors determines is not in the best interests of Sensus and its stockholders and could also affect the price that some investors are willing to pay for Sensus’s common stock.

Sensus’s certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between the Company and its stockholders, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with the Company or its directors, officers or employees.

Sensus’s certificate of incorporation provides that, unless the Company consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on behalf of the Company; any action asserting a breach of fiduciary duty; any action asserting a claim against the Company arising pursuant to the Delaware General Corporation Law, the Company’s certificate of incorporation or bylaws; or any action asserting a claim against the Company that is governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or its directors, officers or other employees, which may discourage these lawsuits against the Company and its directors, officers and other employees. If a court were to find the choice of forum provision contained in the Company’s certificate of incorporation to be inapplicable or unenforceable in an action, Sensus may incur additional costs associated with resolving the action in other jurisdictions, which could harm business and financial condition.

If Sensus fails to maintain proper and effective internal controls, the Company’s ability to produce accurate and timely financial statements could be impaired and investors’ views of the Company or its business could be harmed, resulting in a decrease in value of the Company’s common stock.

As a public company, Sensus is required to maintain internal control over financial reporting and to report any material weaknesses in the Company’s internal controls. In addition, the Company is required to furnish a report by management on the effectiveness of the internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. In addition, the Company’s independent registered public accounting firm will be required to attest to the effectiveness of the internal control over financial reporting beginning with the Company’s annual report on Form 10-K following the date on which Sensus no longer qualifies as a smaller reporting company. Compliance with Section 404 of the Sarbanes-Oxley Act will require the Company to incur substantial accounting expense and expend significant management efforts. If Sensus is unable to comply with the requirements of Section 404 in a timely manner, or the Company and the independent registered public accounting firm identify deficiencies in the internal control over financial reporting that are deemed to be material weaknesses, the market price of Sensus’s common stock could decline and the Company could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources.

Item 1B. UNRESOLVED STAFF COMMENTS

The Company has no unresolved comments from the SEC staff relating to Sensus’s periodic or current reports filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended.

Item 2. PROPERTIES

Sensus’s corporate headquarters is located in Boca Raton, Florida and occupies approximately 8,926 square feet of leased space. The lease expires in September 2022, with an option to extend upon terms to be negotiated. The Company believes that the current facilities are suitable and adequate to meet the Company’s current needs and that suitable additional space will be available as and when needed on acceptable terms. Sensus’s main manufacturing function is physically located at our third-party manufacturer’s facility in Oak Ridge, Tennessee. Additional disclosures have been included within Note 7, Commitments and Contingencies, of the consolidated financial statements.

Item 3. LEGAL PROCEEDINGS

From time to time, Sensus is party to certain legal proceedings in the ordinary course of business. Management, after consultation with legal counsel, currently does not anticipate that the aggregate liability arising out of certain legal proceedings will have a material effect on Sensus’s results of operations, financial position, or cash flows and have assessed that there is no need to record a liability for these legal proceedings and related contingencies. Additional disclosures have been included within Note 7, Commitments and Contingencies of the consolidated financial statements.

Item 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II.

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Class A common stock is publicly traded on the NASDAQ Capital Market under the symbol “SRTS.”

Holders

At the close of business on March 9, 2021, there were 20 common stockholders of record. This does not include “street name” or beneficial owners, whose shares are held of record by banks, brokers, and other financial institutions.

Dividends

The Company has never declared or paid any dividends on its common stock and anticipates that for the foreseeable future all earnings will be retained for use rather than paid out as dividends. Any future payment of cash dividends will be dependent upon the Company’s financial condition, results of operations, current and anticipated cash requirements, plans for expansion, as well as other factors that the Board of Directors deems relevant. Additionally, certain contractual agreements and provisions of Delaware law impose restrictions on our ability to pay dividends. For example, the Company’s current revolving line of credit restricts the ability to pay dividends or make any distributions or payments or redeem, retire or purchase any capital stock without the prior written consent of the lender, provided that the Company may pay dividends solely in common stock without prior consent. Additionally, Section 170(a) of the Delaware General Corporation Law (“DGCL”) only permits dividends to be paid out of two legally available sources: (1) out of surplus, or (2) if there is no surplus, out of net profits for the year in which the dividend is declared or the preceding year (so-called “nimble dividends”). However, dividends may not be declared or paid out of net profits if “the capital of the corporation, computed in accordance with [sections] 154 and 244 [of the DGCL], shall have been diminished by depreciation in the value of its property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets.” Contractual obligations and applicable law will restrict the ability to declare and pay dividends in the future.

Unregistered Sales of Securities

There were no unregistered sales of securities during the year ended December 31, 2021.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

None.

Item 6. RESERVED

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis (“MD&A”) in conjunction with the information set forth within the financial statements and related notes included in this Annual Report on Form 10-K.

Overview

As discussed elsewhere in this Report, Sensus achieved profitability for the first time in 2021 and seeks to maintain profitability by, among other things, reducing operational expenses where necessary in order to continue to invest in marketing initiatives to promote the Company’s products. However, Sensus faces a number of uncertainties in 2022 that could impact our ability to achieve this goal. These include the ongoing coronavirus epidemic and international trade issues. Either of these matters could adversely affect the Company’s ability to do business in a number of countries and geographic regions, including China.

Impact of COVID-19

The outbreak of COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has materially and adversely impacted the U.S. and global economies, as well as the Company, its employees and, operations, and customer demand. Although we have been able to continue to operate and service customers throughout the pandemic, it significantly impacted the Company’s sales throughout 2020, as social distancing forced physicians to temporarily close their practices. In 2021, as the markets started to open, the Company was able to increase sales significantly. However, the ongoing COVID-19 pandemic, including the possible emergence of new variants, could further impact the Company’s operations and the operations of the Company’s customers, suppliers and vendors as a result of ongoing quarantines, facility closures, and travel and logistics restrictions. The extent to which the COVID-19 pandemic impacts the Company’s business, results of operations and financial condition will depend on future developments. The Company cannot reasonably estimate the impact at this time. (See Note 1, Business Overview, of the consolidated financial statements).

Components of our results of operations

Sensus manages our business globally within one reportable segment, which is consistent with how management views the business, prioritizes investment and resource allocation decisions, and assesses operating performance.

Results of Operations

	For the Years Ended December 31,
	2021	2020
Revenues	$27,042	$9,577
Cost of sales	10,054	4,328
Gross profit	16,988	5,249
Operating expenses
Selling and marketing	4,838	5,336
General and administrative	4,594	3,989
Research and development	3,436	4,158
Total operating expenses	12,868	13,483
Income (loss) from operations	4,120	(8,234)
Other income (expense)
Gain on acquisition	-	588
Gain on extinguishment of loan	-	757
Loss on asset disposal	(1)	-
Interest income	2	67
Interest expense	(2)	(14)
Other income (expense), net	(1)	1,398
Net income (loss)	$4,119	$(6,836)

2021 Compared with 2020

Revenues of $27.0 million in 2021 increased $17.5 million, or 182%, from $9.6 million in 2020, primarily reflecting the increase in the number of units sold as the market started to open. During 2020, due to COVID-19, the Company was unable to sell effectively to its markets due to travel restrictions and other factors. The Company believes these factors are gradually subsiding as the healthcare industry has developed and continues to develop effective vaccines and other treatments for COVID-19, and as local, state, and federal governments have eased distancing and other restrictions. Additionally, the overall embrace of technology that enables the global business community to communicate effectively without the need for close proximity is expected to help the Company continue to reach its potential clients for 2022.

Cost of sales of $10.1 million in 2021 increased by $5.7 million, or 132%, from $4.3 million in 2020, reflecting the increased number of units sold.

Gross profit increased $11.8 million, or 223.6%, from 2020, primarily driven by the increase in units sold. Maintaining this level in 2022 in gross profit or gross margin, as a percentage of revenue, is largely dependent upon the status of the COVID-19 pandemic and the market’s response to the COVID-19 pandemic.

Selling and marketing expenses decreased $0.5 million, or 0.9%, from 2020, primarily attributable reduced spending on marketing activities and headcount.

General and Administrative expenses increased $0.6 million, or 15.0%, from 2020, due primarily to increases in insurance expense and professional fees.

Research and development expenses decreased $0.7 million or 17.4.%, from 2020, reflecting lower spending as the SculpturaTM project entered production phase.

Other income (expense), net of $1.4 million in 2020 is primarily attributable to the forgiveness of $757,782 of our loan under the Small Business Administration Paycheck Protection Program (See “Financial Condition” below and Note 5, Debt, of the consolidated financial statements) and a bargain purchase gain $588,011 which was recorded as a result of acquisitions (See Note 2, Acquisitions, to the consolidated financial statements).

Financial Condition

The Company’s cash, cash equivalent and investment balance decreased to $14.5 million at December 31, 2021 from $14.9 at December 31, 2020, primarily due to cash used in operating activities.

There were no borrowings under the revolving line of credit at December 31, 2021 and 2020.

In light of the ongoing COVID-19 pandemic, the Company continued to take proactive steps during 2021 to manage costs and preserve liquidity. These steps included maintaining borrowing availability as a precautionary measure to preserve financial flexibility in view of the uncertainty in global markets resulting from the COVID-19 pandemic. In addition, in 2020, we obtained a loan of $1,022,785 under the Small Business Administration Paycheck Protection Program enabled by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act of 2020 which was used for employee compensation and facilities costs. The loan matures in April 2022 and accrues interest at 1% per annum. The principal of the loan is subject to forgiveness if used for the limited purposes specified in the CARES Act. The Company applied for forgiveness and has been notified that $757,782 of the principal of the loan has been forgiven, leaving a balance of $51,021 to be paid by April 2022.

Liquidity and Capital Resources

Overview

In general terms, liquidity is a measurement of the Company’s ability to meet its cash needs. For the years ended December 31, 2021 and 2020, a significant source of funding has been cash flows from investing and financing activities. The Company believes that proceeds from maturing investments, borrowing capacity, and access to capital resources are sufficient to meet operating capital and funding requirements for the next 12 months from the date of this annual report. The Company’s liquidity position and capital requirements may be impacted by a number of factors, including the following:

●	ability to generate and increase revenue;
●	fluctuations in gross margins, operating expenses and net results; and
●	fluctuations in working capital.

The Company’s primary short-term capital needs, which are subject to change, include expenditures related to:

●	expansion of sales and marketing activities; and
●	expansion of research and development activities.

Sensus’s management regularly evaluates cash requirements for current operations, commitments, capital requirements and business development transactions, and may seek to raise additional funds for these purposes in the future.

Cash flows

The following table provides a summary of the Company’s cash flows for the periods indicated:

(In thousands)	For the Years Ended December 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$(286)	$(434)
Investing activities	129	7,030
Financing activities	(231)	211
Increase (decrease) in cash and cash equivalents	$(388)	$6,807

Cash flows from operating activities

Net cash used in operating activities was $0.3 million for the year ended December 31, 2021, consisting of net income of $4.1 million partially offset by an increase in net operating assets of $6.1 million and non-cash charges of $1.7 million. The increase in net operating assets was primarily related to an increase in sales, resulting in an increase in accounts receivable and accounts payable and accrued expenses, offset by a decrease in inventory and a decrease in deferred revenue and product warranty. Non-cash charges consisted of depreciation and amortization, stock base compensation and product warranty charges. Net cash used in operating activities was $0.4 million for the year ended December 31, 2020, consisting of a net loss of $6.8 million partially offset by an increase in net operating assets of $5.6 million and non-cash charges of $0.8 million. The increase in net operating assets was primarily related to a decrease in sales and resulting in a decrease in accounts receivable, offset by an increase in inventory and a decrease in accounts payable and accrued expenses. Non-cash charges consisted of depreciation and amortization, partially offset by the gain on bargain purchase in 2020.

Cash flows from investing activities

Net cash provided by investing activities was $0.1 million during the year ended December 31, 2021, primarily due to proceeds from sale of equipment, partially offset by acquisition of property and equipment. Net cash provided by investing activities was $7.0 million during the year ended December 31, 2020, primarily due to matured investments of $7.4 million, partially offset by $0.4 million of acquisition of property and equipment during the year ended December 31, 2020.

Cash flows from financing activities

Net cash used in financing activities was $0.2 million during the year ended December 31, 2021, mostly from the balance of the loan under the Small Business Administration Paycheck Protection Program. Net cash provided by financing activities was $0.2 million during the year ended December 31, 2020, mostly from the balance of the loan of $0.2 under the Small Business Administration Paycheck Protection Program.

Indebtedness

Please see Note 5, Debt, to the consolidated financial statements.

Contractual Obligations and Commitments

Please see Note 7, Commitments and Contingencies, to the consolidated financial statements.

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

FINANCIAL STATEMENTS OF SENSUS HEALTHCARE, INC.
CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Sensus Healthcare, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sensus Healthcare, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum llp
Marcum llp

We have served as the Company’s auditor since 2012.

Fort Lauderdale, FL.

March 25, 2022

PCAOB Number: 688

SENSUS HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and per share data)	As of December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$14,519	$14,907
Accounts receivable, net	12,130	3,776
Inventories	1,759	4,427
Prepaid and other current assets	2,837	2,061
Total current assets	31,245	25,171
Property and equipment, net	605	1,356
Intangibles	146	338
Deposits	75	69
Operating lease right-of-use assets, net	169	1,076
Total assets	$32,240	$28,010
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$4,058	$2,874
Deferred revenue, current portion	1,172	1,492
Operating lease liabilities, current portion	174	303
Product warranties	508	187
Loan Payable	51	-
Total current liabilities	5,963	4,856
Loan payable	-	267
Operating lease liabilities	-	812
Deferred revenue, net of current portion	262	579
Total liabilities	6,225	6,514
Commitments and contingencies
Stockholders’ equity
Preferred stock, 5,000,000 shares authorized and none issued and outstanding	-	-
Common stock, $0.01 par value – 50,000,000 authorized; 16,694,311 issued and 16,617,274 outstanding at December 31, 2021; 16,564,311 issued and 16,491,103 outstanding at December 31, 2020	167	166
Additional paid-in capital	44,115	43,701
Treasury stock, 77,037 and 73,208 shares at cost, at December 31, 2021 and 2020, respectively	(325)	(310)
Accumulated deficit	(17,942)	(22,061)
Total stockholders’ equity	26,015	21,496
Total liabilities and stockholders’ equity	$32,240	$28,010

See accompanying notes to the consolidated financial statements.

SENSUS HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except shares and per share data)	For the Years Ended December 31,
	2021	2020

Revenues	$27,042	$9,577
Cost of sales	10,054	4,328
Gross profit	16,988	5,249
Operating expenses
Selling and marketing	4,838	5,336
General and administrative	4,594	3,989
Research and development	3,436	4,158
Total operating expenses	12,868	13,483
Income (loss) from operations	4,120	(8,234)
Other income (expense)
Gain on bargain purchase	-	588
Gain on extinguishment of loan	-	758
Loss on asset disposal	(1)	-
Interest income	2	66
Interest expense	(2)	(14)
Other income (expense), net	(1)	1,398
Net income (loss)	$4,119	$(6,836)
Net income (loss) per share – basic	$0.25	$(0.42)
– diluted	$0.25	$(0.42)
Weighted-average number of shares used in computing net loss per share – basic	16,476,122	16,434,079
– diluted	16,503,134	16,434,079

See accompanying notes to the consolidated financial statements.

SENSUS HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(in thousands, except shares and per share data)

	Common Stock		Additional Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
December 31, 2019	16,540,478	$166	$43,314	(54,698)	$(253)	$(15,225)	$28,002
Surrender of shares for tax withholding on stock compensation	—	—	—	(18,510)	(57)	—	(57)
Forfeiture of common stock	(11,250)	—	—	—	—	—	—
Stock-based compensation	35,000	—	386	—	—	—	386
Exercise of warrants	83	—	1	—	—	—	1
Net loss	—	—	—	—	—	(6,836)	(6,836)
December 31, 2020	16,564,311	$166	$43,701	(73,208)	$(310)	$(22,061)	$21,496
Surrender of shares for tax withholding on stock compensation	—	—	—	(3,829)	(15)	—	(15)
Stock-based compensation	130,000	1	414	—	—	—	415
Net income	—	—	—	—	—	4,119	4,119
December 31, 2021	16,694,311	$167	$44,115	(77,037)	$(325)	$(17,942)	$26,015

See accompanying notes to the consolidated financial statements.

SENSUS HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	For the Years Ended December 31,
	2021	2020
Cash flows from operating activities
Net income (loss)	$4,119	$(6,836)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Bad debt expense	78	24
Depreciation and amortization	613	722
Loss on sale of property and equipment	47	-
Gain resulting from termination of lease	(38)	-
Provision for product warranties	530	296
Gain on bargain purchase	-	(588)
Stock-based compensation	415	386
Impairment of intangible assets	88	-
Changes in operating assets (decrease (increase)):
Accounts receivable	(8,432)	10,250
Inventories	2,735	(1,430)
Prepaid and other current assets	(557)	(199)
Changes in operating liabilities (increase (decrease)):
Accounts payable and accrued expenses	962	(2,303)
Deferred revenue	(637)	(460)
Product warranties	(209)	(296)
Total adjustments	(4,405)	6,402
Net cash used in operating activities	(286)	(434)
Cash flows from investing activities
Acquisition of property and equipment	$(128)	$(359)
Proceeds from the sale of property and equipment	257	-
Investments matured	-	7,389
Net cash provided by investing activities	129	7,030
Cash flows from financing activities
Loan proceeds	-	267
Principal repayment of loan payable	(216)	-
Withholding taxes on stock compensation	(15)	(57)
Exercise of warrants	-	1
Net cash provided by (used in) financing activities	(231)	211
Net increase (decrease) in cash and cash equivalents	(388)	6,807
Cash and cash equivalents, beginning of year	14,907	8,100
Cash and cash equivalents, end of year	$14,519	$14,907
Supplemental disclosure of cash flow information:
Interest paid	$2	$12
Supplemental schedule of noncash investing and financing transactions
Transfer of property and equipment to inventory	$66	$-
PPP loan (forgiveness portion)	$-	$758
Decrease in operating lease right-of-use assets and operating lease liabilities resulting from early termination of lease	$655	$-

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

Impact of COVID-19

The outbreak of COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has materially and adversely impacted the U.S. and global economies, as well as the Company, its employees and, operations, and customer demand. Although we have been able to continue to operate and service customers throughout the pandemic, it significantly impacted the Company’s sales throughout 2020, as social distancing forced physicians to temporarily close their practices. In 2021, as the markets started to open, the Company was able to increase sales significantly. However, the ongoing COVID-19 pandemic, including the possible emergence of new variants, could further impact the Company’s operations and the operations of the Company’s customers, suppliers and vendors as a result of ongoing quarantines, facility closures, and travel and logistics restrictions. The extent to which the COVID-19 pandemic impacts the Company’s business, results of operations and financial condition will depend on future developments. The Company cannot reasonably estimate the impact at this time.

Revenue Recognition

Revenue is recognized upon transfer of control of promised goods or services to customers in an amount to which the Company expects to be entitled in exchange for those goods or services. The Company enters into contracts that can include multiple services, which are accounted for separately if they are determined to be distinct.

The Company’s revenue derives from sales of the Company’s devices and services related to maintaining and repairing the devices. The agreement for the sale of the devices and the service contract are usually signed at the same time, although in some instances a service contract is signed on a stand-alone basis. Revenue for service contracts is recognized over the service contract period on a straight-line basis. The Company has determined that in practice no significant discount is given on the service contract when it is offered with the device purchase as compared to when it is sold on a stand-alone basis. The service level provided is identical whether the service contract is purchased on a stand-alone basis or together with the device. There is no termination provision in the service contract nor any penalties in practice for cancellation of the service contract

The components of disaggregated revenue are as follows:

(in thousands)

	2021	2020
Product revenue	$22,217	$5,449
Service revenue	4,825	4,128
Total revenue	$27,042	$9,577

The Company operates in a highly regulated environment, primarily in the U.S. dermatology market, in which state regulatory approval is sometimes required prior to the customer being able to use the product. In cases where such regulatory approval is pending, revenue is deferred until such time as regulatory approval is obtained.

Deferred revenue activity for 2021 and 2020 is as follows:

(in thousands)

	Product	Service	Total
December 31, 2019	$-	$2,531	$2,531
Revenue recognized	-	(2,860)	(2,860)
Amounts invoiced	23	2,377	2,400
December 31, 2020	23	2,048	2,071
Revenue recognized	(23)	(3,113)	(3,136)
Amounts invoiced	97	2,402	2,499
December 31, 2021	$97	$1,337	$1,434

The Company does not disclose information about remaining performance obligations of deposits for products that have original expected durations of one year or less. Estimated service revenue to be recognized in the future related to the performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2021 is as follows:

(in thousands)

Year	Service Revenue
2022	$1,075
2023	138
2024	81
2025	23
2026	20
Total	$1,337

The Company provides warranties, generally for one year, in conjunction with the sale of its products. These warranties entitle the customer to repair, replacement, or modification of the defective product subject to the terms of the respective warranties. The Company records an estimate of future warranty claims at the time the Company recognizes revenue from the sale of the device based upon management’s estimate of the future claims rate.

Shipping and handling costs are expensed as incurred and are included in cost of sales.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with highly rated financial institutions.

Segment and Geographical Information

The Company’s revenue is generated primarily from customers in the U.S., which represented approximately 95% and 97% of revenue for the years ended December 31, 2021 and 2020, respectively. One customer in the U.S. accounted for approximately 57% and 40% of revenue for the years ended December 31, 2021 and 2020, respectively, and 94% and 63% of the accounts receivable as of December 31, 2021 and 2020, respectively.

Fair Value of Financial Instruments

Carrying amounts of cash equivalents, accounts receivable, accounts payable and the revolving credit facility approximate fair value due to their relative short maturities.

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

●	Level 2 assets may include debt securities and foreign currency exchange contracts that have inputs to the valuations that generally can be corroborated by observable market data.

Level 3 Inputs:

Unobservable inputs for the valuation of the asset or liability, which may include nonbinding broker quotes.

●	Level 3 assets include investments for which there is little, if any, market activity. These inputs require significant management judgment or estimation.

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

Accounts Receivable

The Company does business and extends credit based on an evaluation of each customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The allowance for doubtful accounts was approximately $69 thousand and $24 thousand as of December 31, 2021 and 2020, respectively. Bad debt expense for the years ended December 31, 2021 and 2020 were approximately $78 thousand and $24 thousand, respectively.

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

Inventory units designated for customer demonstrations, as part of the sales process, are reclassified to property and equipment and the depreciation is recorded to selling and marketing expense. Property and equipment for demonstrations and other programs that were reclassified to inventory was approximately $66 thousand and $0 for the years ended December 31, 2021 and 2020, respectively.

Intangible Assets

Intangible assets are comprised of the Company’s patent rights and finite-lived intangible assets acquired in acquisitions.

The carrying value of finite-lived assets and their remaining useful lives are reviewed at least annually to determine if triggering events have occurred that may indicate a potential impairment or revision to the amortization period. For finite-lived intangible assets, if potential impairment circumstances are considered to exist, the Company will perform a recoverability test using an undiscounted cash flow analysis. Actual results could differ from these cash flow estimates, which could materially impact the impairment conclusion. If the carrying value of the asset is determined not to be recoverable based on the undiscounted cash flow test, the difference between the carrying value of the asset and its current fair value would be recognized as an expense in the period in which the impairment occurs. Impairment charges of $88 thousand and $0 were recorded for intangible assets for the years ended December 31, 2021 and 2020, respectively.

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

	For the Years Ended December 31,
	2021	2020
Restricted shares	-	106

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

Advertising Costs

Advertising and promotion costs are charged to expense as incurred. Advertising and promotion costs included in selling and marketing expense in the accompanying statements of operations amounted to approximately $460 thousand and $515 thousand for the years ended December 31, 2021 and 2020, respectively.

Leases

The Company evaluates arrangements at inception to determine if an arrangement is or contains a lease. Operating lease assets represent the Company’s right to control an underlying asset for the lease term, and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Control of an underlying asset is conveyed to the Company if the Company obtains the rights to direct the use of and to obtain substantially all of the economic benefits from using the underlying asset. Operating lease assets and liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company uses an incremental borrowing rate that the Company would expect to incur for a fully collateralized loan over a similar term under similar economic conditions to determine the present value of the lease payments. The Company has lease agreements which include lease and non-lease components, which the Company has elected to account for as a single lease component for all classes of underlying assets.

The lease payments used to determine the Company’s operating lease assets may include lease incentives, and stated rent increases and are recognized in the Company’s operating lease assets in the Company’s consolidated balance sheets. Operating lease assets are amortized to rent expense over the lease term and included in operating expenses in the consolidated statements of operations.

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

(in thousands)

Fair Value
Accounts receivable	$39
Property and equipment	528
Finite-lived intangible assets:
Trade names	22
Customer relationships	87
Other liabilities assumed	(88)

Bargain purchase gain	$588

A bargain purchase gain results from an acquisition if the fair value of the purchase consideration paid in connection with such acquisition is less than the net fair value of the assets acquired and liabilities assumed. Accordingly, the Company recorded a bargain purchase gain of $588 thousand, which is included in other income on the consolidated statements of operations for the year ended December 31, 2020.

During the year ended December 31, 2021, the aggregate purchase price was reduced to $229 thousand due to the termination of a compensation arrangement with one of the parties. No further obligations are due to this party.

In April 2021, the Company sold to the terminated party certain property and equipment acquired in one of the acquisitions for approximately $257 thousand. During the year ended December 31, 2021, the Company recorded $88 thousand of impairment charges on intangible assets and $47 thousand for a loss on the sale of property and equipment associated with this transaction.

The Company does not expect to incur any additional impairment charges related to the acquisitions.

Note 3 — Property and Equipment

Property and equipment consists of the following:

(in thousands)	As of December 31,		Estimated useful
	2021	2020	life-in years

Operations and rental equipment	$1,760	$2,178	3
Tradeshow and demo equipment	927	923	3
Computer equipment	129	119	3
	2,816	3,220
Less accumulated depreciation	(2,211)	(1,864)
Property and Equipment, Net	$605	$1,356

Depreciation expense was approximately $509 thousand and $613 thousand for the years ended December 31, 2021 and 2020, respectively. Accumulated depreciation on asset disposals was approximately $88 thousand and $74 thousand for the years ended December 31, 2021 and 2020, respectively.

Note 4 — INTANGIBLES

(in thousands)	Patent Rights	Customer Relationships	Trade Names	Total

December 31, 2019	$337	$—	$—	$337
Acquired assets	—	87	22	109
Amortization expense	(96)	(3)	(9)	(108)
December 31, 2020	$241	$84	$13	$338
Impaired assets	—	(81)	(7)	(88)
Amortization expense	(96)	(2)	(6)	(104)
December 31, 2021	$145	$1	$-	$146

Amortization expense was approximately $104,000 and $108,000 for the years ended December 31, 2021 and 2020, respectively.

Estimated amortization expense for the finite-lived intangible assets for each of succeeding years is as follows:

For the Year Ending December 31, (in thousands)
2022	$97
2023	48
2024	1

Note 5 — DEBT

The Company has a revolving credit facility that, through April 2020, provided for maximum borrowings equal to the lesser of (a) the $5 million commitment amount or (b) a borrowing base equal to 80% of eligible accounts receivable plus a $2.5 million non-formula sublimit. In October 2019, the term of the facility was extended through January 29, 2020; in January 2020, the term was further extended through April 28, 2020; and in April 2020, the term was further extended to April 1, 2022, and the maximum borrowings were increased to the lesser of (a) the $10 million commitment amount or (b) the borrowing base plus a $3 million non-formula sublimit. Interest on any borrowings, at Prime plus 0.75% (4.00% at December 31, 2021) and Prime plus 1.50% on non-formula borrowings (4.75% at December 31, 2021) is payable monthly, and the outstanding principal and interest are due on the maturity date. The facility is secured by all of the Company’s assets and limits the amount of additional indebtedness; restricts the sale, disposition or transfer of assets of the Company; and requires the maintenance of a monthly adjusted quick ratio restrictive covenant, as defined in the facility. The Company was in compliance with its financial covenants as of December 31, 2021 and December 31, 2020. There were no borrowings outstanding under the revolving credit facility at December 31, 2021 and December 31, 2020. The Company pays commitment fees of 0.25% per annum on the average unused portion of the line of credit.

On April 20, 2020, the Company received a loan of $1,022,785 under the Small Business Administration (“SBA”) Paycheck Protection Program enabled by the CARES Act of 2020, to be used for employee compensation and facilities costs. The loan provided for a six-month deferral period during which no payments were due, although interest accrued during this period. The loan matures in April 2022 and provides for interest at the rate of 1% per annum. The loan is subject to forgiveness for principal that is used for the limited purposes that expressly qualify for forgiveness under SBA requirements. The Company applied for and has been notified that $757,782 in eligible expenditures for payroll and other expenses described in the CARES Act has been forgiven. Loan forgiveness is reflected in gain on extinguishment of the loan in the consolidated statements of operations. As of December 31, 2021 and 2020, the outstanding balance on the SBA loan was approximately $51 thousand and $267 thousand, respectively.

Note 6 — Product Warranties

Changes in product warranty liability were as follows for the years ended December 31, 2021 and 2020:

(in thousands)

Balance, December 31, 2019	$187
Warranties accrued during the period	296
Payments on warranty claims	(296)
Balance, December 31, 2020	$187
Warranties accrued during the period	530
Payments on warranty claims	(209)
Balance, December 31, 2021	$508

Note 7 — Commitments and Contingencies

Operating Lease Agreements

The Company leases its headquarters office from an unrelated third party. The lease was last renewed in 2016 and expires in September 2022 with an option to extend with prior notice upon terms to be negotiated.

The Company’s subsidiary previously leased a manufacturing facility under a 10-year lease expiring in July 2029. In accordance with the lease terms, the Company terminated the lease as of October 31, 2021, without penalty.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of December 31, 2021.

(in thousands)

Maturity of Operating Lease Liabilities	Amount
2022	$183
Total undiscounted operating leases payments	$183
Less: Imputed interest	(9)
Present Value of Operating Lease Liabilities	$174

Other Information
Weighted-average remaining lease term	0.7 years
Weighted-average discount rate	5.0%

An initial Right of Use (“ROU”) asset of approximately $805 thousand was recognized as a non-cash assets addition with the adoption of the new lease accounting standard. The value of the ROU assets was reduced by approximately $907 thousand, including approximately $655 thousand related to the early termination of our subsidiary’s lease, and $324 thousand during the years ended December 31, 2021 and 2020, respectively. Cash paid for amounts included in the present value of operating lease liabilities was approximately $331 thousand and $359 thousand for the years ended December 31, 2021 and 2020, respectively, and is included in cash flows from operating activities in the accompanying consolidated statement of cash flows. Operating lease costs were approximately $335 thousand and $373 thousand for the years ended December 31, 2021 and 2020, respectively.

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

Purchases from this manufacturer totaled approximately $5.9 and $2.5 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, approximately $1.2 million and $697 thousand, respectively, was due to this manufacturer, which is presented in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

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

Note 8 — Employee Benefit Plans

The Company sponsors a 401(k) defined contribution retirement plan that allows eligible employees to contribute a portion of their compensation, as defined by the plan and subject to Internal Revenue Code limitations. The Company makes contributions to the plan which include matching a percentage of the employees’ contributions up to certain limits. Expenses related to this plan totaled approximately $98 thousand and $125 thousand for the years ended December 31, 2021 and 2020, respectively.

Note 9 — Stockholders’ Equity

The Company has authorized 50,000,000 shares of common stock, of which 16,694,311 were issued and 16,617,274 were outstanding at December 31, 2021; 16,564,311 shares were issued and 16,491,103 were outstanding as of December 31, 2020.

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

In addition, the underwriters of the IPO received four-year warrants to purchase up to 138,000 units, consisting of one share of common stock and one warrant to purchase one share of common stock. The warrants, with an exercise price of $6.75 per unit, expired on June 2, 2021.

The following table summarizes the Company’s warrant activity:

	Warrants
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)

Outstanding – December 31, 2019	2,032,187	$6.75	0.51
Granted	—	—	—
Exercised	(83)	—	—
Expired	(1,894,104)	—	—
Outstanding – December 31, 2020	138,000	$6.75	0.44
Exercisable – December 31, 2020	138,000	$6.75	0.44
Granted	—	—	—
Exercised	—	—	—
Expired	(138,000)	6.75	—
Outstanding – December 31, 2021	—	$—	—
Exercisable – December 31, 2021	—	$—	—

2016 and 2017 Equity Incentive Plans

The Company has limited the aggregate number of shares of common stock to be awarded under the 2016 Equity Incentive Plan to 397,473 shares. The Company has limited the aggregate number of shares of common stock to be awarded under the 2017 Equity Incentive Plan to 500,000 shares. In addition, unless the Compensation Committee specifically determines otherwise, the maximum number of shares available under the 2016 and 2017 Plans and the awards granted under those plans will be subject to appropriate adjustment in the case of any stock dividends, stock splits, recapitalizations, reorganizations, mergers, consolidations, exchanges or other changes in capitalization affecting our common stock.

On February 1, 2020, a total of 35,000 shares of restricted stock were issued to employees and were recorded at the fair value of $4.11 per share. The restricted shares vest 25% per year over a four-year vesting period and are being recognized as expense on a straight-line basis over the vesting period of the awards.

On July 21, 2021, a total of 130,000 shares of restricted stock were issued to employees and board members and were recorded at the fair value of $3.84 per share. The restricted shares vest 25% at grant date and 25% per year over a three-year vesting period and are being recognized as expense on a straight-line basis over the vesting period of the awards.

Restricted stock activity for the years ended December 31, 2021 and 2020 is summarized below:

Outstanding at	Restricted Stock	Weighted- Average Grant Date Fair Value
December 31, 2019	80,417	$5.70
Granted	35,000	4.11
Vested	(66,667)	5.24
Forfeited	(11,250)	8.58
December 31, 2020	37,500	$4.17
Granted	130,000	3.84
Vested	(43,750)	3.96
Forfeited	-	-
December 31, 2021	123,750	$3.90

The Company recognizes forfeitures as they occur. The reduction of stock compensation expense related to the forfeitures was $0 for the years ended December 31, 2021 and 2020, respectively.

Unrecognized stock compensation expense was approximately $403 thousand as of December 31, 2021, which will be recognized over a weighted-average period of 2.26 years. The stock compensation expense was approximately $415 thousand and $386 thousand, for the years ended December 30, 2021 and 2020.

The following table summarizes the Company’s stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)

Outstanding – December 31, 2019	229,334	$5.55	8.07
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Outstanding – December 31, 2020	229,334	$5.55	7.07
Exercisable – December 31, 2020	229,334	5.55	7.07
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Outstanding – December 31, 2021	229,334	$5.55	6.07
Exercisable – December 31, 2021	229,334	5.55	6.07

The stock options had an intrinsic value of $382 thousand and $0 as of December 31, 2021 and December 31, 2020, respectively.

Treasury Stock

The Company accounts for purchases of treasury stock under the cost method with the cost of such share purchases reflected in treasury stock in the accompanying consolidated balance sheet. As of December 31, 2021 and 2020, the Company had 77,037 and 73,208 treasury shares, respectively.

Note 10 — Income Taxes

The income tax provision (benefit) consisted of the following:

(in thousands)	For The Years Ended
	December 31,
	2021	2020
Current – federal	-	-
Current – state	-	-
Deferred – federal	(854)	(1,279)
Deferred – international	(236)	(199)
Deferred – international	(15)	(61)

	(1,105)	(1,539)
Change in valuation allowance	1,105	1,539
Income tax provision (benefit)	$-	$-

For the years ended December 31, 2021 and December 31, 2020, the expected tax expense (benefit) based on the statutory rate is reconciled with the actual tax expense (benefit) as follows:

	For The Years Ended
	December 31,
	2021	2020
U.S. federal statutory rate	21.0%	(21.0)%
State taxes, net of federal benefit	4.9%	(5.8)%
Foreign rate differential	0.0%	(0.1)%
Permanent differences	0.1%	(1.9)%
Change in tax rates	0.9%	0.3%
Return-to-provision adjustments	(0.1)%	0.6%
Tax credits	0.0%	5.2%
Other	-	-%
Change in valuation allowance	(26.8)%	22.5%

Income tax provision (benefit)	0.0%	0.0%

As of December 31, 2021 and December 31, 2020, the Company’s net deferred tax asset consisted of the effects of temporary differences attributable to the following:

(in thousands)	December 31,
	2021	2020
Net operating losses	$2,336	$3,683
Stock-based compensation	274	190
Depreciation and amortization	(110)	(236)
Accrued expenses and reserves	240	106
Prepaid expenses	(11)	(23)
Customer deposits	183	216
Tax credit	750	824
Charitable Contributions	26	37
Lease Accounting	2	(2)
Other, net	2	2
Deferred tax asset, net	3,692	4,797
Valuation allowance	(3,692)	(4,797)
Deferred tax asset, net of valuation allowance	-	-

The Company has federal tax net operating loss carryforwards of approximately $8.1 million as of December 31, 2021 and state net operating loss carryforwards (each, an “NOL”) spread across various jurisdictions with a combined total of approximately $8.9 million as of December 31, 2021. The federal NOL generated prior to 2018 of $3.2 million was fully utilized in 2021. The federal NOL generated after December 31, 2018 will never expire but can only reduce 80% of taxable income in future years.  Additionally, the Company also has tax credit carryforwards of approximately $750 thousand as of December 31, 2021.  These credit carryforwards, if not used in future periods, will begin to expire in 2029.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the future generation of taxable income during the periods in which those temporary differences become deductible. The Company has historically been in a loss position. However, it is in a taxable income position for federal and state tax purposes in 2021. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, past three years of cumulative financial taxable income, and taxing strategies in making this assessment.  Based on this assessment, management has maintained the position of establishing a full valuation allowance against all of the net deferred tax assets for each period, since it is more likely than not that all of the deferred tax assets will not be realized as of the balance sheet date.  The valuation allowance for the years ended December 31, 2021 decreased by approximately $1.1 million compared to the valuation allowance increase of $1.5 million from 2019 to 2020.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2021 and 2020. The Company does not expect any significant changes in its unrecognized tax benefits within 12 months of the reporting date. The Company has U.S. federal and certain state tax returns subject to examination by tax authorities beginning with those filed for the year ended December 31, 2015. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of operations.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The Cares Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effects of COVID-19.  As a result of the CARES Act, the Company obtained a loan through the Paycheck Protection Program (“PPP”).   A portion of the PPP loan and related interest is forgiven to the extent the loan is spent on eligible expenses and other criteria are met.  During the year ended December 31, 2020, $757,782 in principal amount of this loan was forgiven which resulted in income that was not recognized for tax purposes. The balance of the PPP Loan was reduced in 2021 due to payments made towards the loan. The Company has not recorded any subsequent income or expenses related to this loan.

Note 11 — Subsequent Events

The Company has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued for potential recognition or disclosure and has determined that there has been an event that would require adjustments to our disclosures in the consolidated financial statements, as follows:

On February 25, 2022, the Company sold the assets comprising its Scupltura product, with a net book value of approximately $1.6 million, pursuant to an Asset Purchase Agreement between the Company and Empyrean Medical Systems, Inc. The Buyer paid a purchase price of $15 million in cash. Additional information regarding this transaction can be found in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 3, 2022.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosure matters.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

As of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K, we maintained effective disclosure controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our internal control over financial reporting. Our management used the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to perform this evaluation. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2021.

As a smaller reporting company, our independent registered accounting firm is not required to issue an attestation report on our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ending December 31, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. OTHER INFORMATION

The Company is furnishing no other information in this Form 10-K.

Item 9C. DISCLOSURES REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS

Not applicable.

PART III.

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item will be set forth in the Proxy Statement for our 2022 Annual Meeting and is incorporated into this report by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in the Proxy Statement for our 2022 Annual Meeting and is incorporated into this report by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company’s 2016 and 2017 Equity Incentive Plans were each approved by our stockholders. The following table provides certain information regarding the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Securities Holders	229,334	$5.55	135,973
Equity Compensation Plans Not Approved by Securities Holders	—	—	—
Total	229,334	$5.55	135,973

The other information required by this item will be set forth in the Proxy Statement for our 2022 Annual Meeting and is incorporated into this report by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the Proxy Statement for our 2022 Annual Meeting and is incorporated into this report by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in the Proxy Statement for our 2022 Annual Meeting and is incorporated into this report by reference.

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

The Exhibit Index beginning on page 29 of this Annual Report on Form 10-K is incorporated by reference to this Item 15.

Item 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of December 12, 2011, by and between Sensus Healthcare, LLC and Sensus Healthcare, LLC – incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

2.2	Plan of Conversion of Sensus Healthcare, LLC – incorporated by reference to Exhibit 2.2 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

2.3	Asset Purchase Agreement between Sensus Healthcare, Inc. and Empyrean Medical Systems, Inc., dated as of February 25, 2022

3.1	Amended and Restated Certificate of Incorporation of Sensus Healthcare, Inc. – incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (filed 3/25/16)(No. 333-209451).

3.2	Bylaws of Sensus Healthcare, Inc. – incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

4.1	Form of Representatives’ Warrant to Purchase Units– incorporated by reference to Exhibit 4.7 of the Company’s Amendment No. 4 to Registration Statement on Form S-1 (filed 5/19/16) (No. 333-209451).

4. 2*	Description of Company’s Common Stock – incorporated by reference to Exhibit 4.4 of the Company’s Annual Report on Form 10-K (filed 3/6/20) (No.001-37714).

10.1	Second Amendment and Restated Loan and Security Agreement by and between Sensus Healthcare, Inc. and Silicon Valley Bank, dated September 21, 2016 – incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (filed 11/7/16)(No. 001-37714).

10.2	Office Lease Agreement, dated as of July 26, 2010, by and between Rexall Sundown, Inc. and Sensus Healthcare, LLC – incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

10.3	Amendment to Lease, dated as of January 27, 2014, by and between Rexall Sundown, Inc. and Sensus Healthcare, LLC– incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

10.4	Commercial Lease, dated as of July 7, 2016, by and between BREF 851, LLC and Sensus Healthcare, Inc. – incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (filed 11/7/16)(No. 001-37714).

10.5+	Sensus Healthcare, Inc. 2016 Equity Incentive Plan – incorporated by reference to Exhibit 10.14 of the Company’s Amendment No. 1 to Registration Statement on Form S-1 (filed 3/10/16)(No. 333-209451).

10.6+	Form of Non-Qualified Option Grant Agreement – incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

10.7+	Employment Agreement between Sensus Healthcare, Inc. and Joseph C. Sardano – incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

10.8*#	Manufacturing Agreement, dated as of July 20, 2010, by and between RbM Services, LLC and Sensus Healthcare, LLC.

10.9	Sensus Healthcare, Inc. 2017 Equity Incentive Plan – incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (filed 6/9/17)(No. 001-37714).

10.10	Default Waiver and First Amendment to Second Amended and Restated Loan and Security Agreement by and between Silicon Valley Bank and Sensus Healthcare, Inc., dated June 27, 2017 – incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (filed 8/4/17)(No. 001-37714).

10.11*#	Second Amendment to Second Amended and Restated Loan and Security Agreement by and between Silicon Valley Bank and Sensus Healthcare, Inc., dated September 15, 2017.

10.12*#	Third Amendment to Second Amended and Restated Loan and Security Agreement by and between Silicon Valley Bank and Sensus Healthcare, Inc., dated October 31, 2017.

10.13+	Form of Restricted Stock Award Agreement incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-8 (filed 11/6/17)(No. 333-221372).

10.14+	Employment Agreement between Sensus Healthcare, Inc. and Michael Sardano – incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (filed 5/8/18) (No. 333-209451).

10.15	Fourth Amendment to Second Amended and Restated Loan and Security Agreement by and between Silicon Valley Bank and Sensus Healthcare, Inc. and, dated October 28, 2019 – incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (filed 11/8/19)(No. 001-37714).

10.16*	Fifth Amendment to Second Amended and Restated Loan and Security Agreement by and between Silicon Valley Bank and Sensus Healthcare, Inc. and, dated January 31, 2020

10.17	Sixth Amendment to Second Amended and Restated Loan and Security Agreement by and between Silicon Valley Bank and Sensus Healthcare Inc., dated April 13, 2020 – incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (filed 5/11/20)(No.333-209451).

14.1	Sensus Healthcare, Inc. Code of Ethics – incorporated by reference to Exhibit 14.1 of the of the Company’s Amendment No. 1 to Registration Statement on Form S-1 (filed 3/10/16)(No. 333-209451).

23.1*	Consent of Marcum LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Joseph C. Sardano, Chairman and Chief Executive Officer of Sensus Healthcare, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Javier Rampolla, Chief Financial Officer of Sensus Healthcare, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Joseph C. Sardano, Chairman and Chief Executive Officer of Sensus Healthcare, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Javier Rampolla, Chief Financial Officer of Sensus Healthcare, Inc., Pursuant to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104.*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Indicates a management contract or compensatory plan.

#	Portions of exhibit have been omitted.

*	Filed electronically herewith.

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

SENSUS HEALTHCARE, INC.

Date: March 25, 2022	/s/ Joseph C. Sardano
Joseph C. Sardano
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Joseph Sardano	Chief Executive Officer and Chairman	March 25, 2022
Joseph Sardano	(Principal Executive Officer)

/s/ Javier Rampolla	Chief Financial Officer	March 25, 2022
Javier Rampolla	(Principal Financial and Accounting Officer)

/s/ Megan Cornish	Director	March 25, 2022
Megan Cornish

/s/ John Heinrich	Director	March 25, 2022
John Heinrich

/s/ William H. McCall	Director	March 25, 2022
William H. McCall

/s/ Samuel O’Rear	Director	March 25, 2022
Samuel O’Rear

/s/ Anthony B. Petrelli	Director	March 25, 2022
Anthony B. Petrelli