Form 10-Q
period 2022-03-31
Sensus Healthcare, Inc.
filed 2022-05-12
CIK 1494891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an “emerging growth company”. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 21, 2022, 16,677,548 shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

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

Forward-looking statements involve risks and uncertainties because they relate to events, developments, and circumstances relating to Sensus Healthcare, Inc., our industry, and/or general economic or other conditions that may or may not occur in the future or may occur on longer or shorter timelines or to a greater or lesser degree than anticipated. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, forward-looking statements are not guarantees of future performance, and our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from the forward looking statements contained in this press release as a result of the following factors, among others: the continuation and severity of the COVID-19 pandemic, including its impact on sales and marketing; our ability to maintain profitability; our ability to obtain and maintain the intellectual property needed to adequately protect our products, and our ability to avoid infringing or otherwise violating the intellectual property rights of third parties; the level and availability of government and/or third party payor reimbursement for clinical procedures using our products, and the willingness of healthcare providers to purchase our products if the level of reimbursement declines; the regulatory requirements applicable to us and our competitors; our ability to efficiently manage our manufacturing processes and costs; the risks arising from our international operations; legislation, regulation, or other governmental action, that affects our products, taxes, international trade regulation, or other aspects of our business; concentration of our customers in the U.S. and China, including the concentration of sales to one particular customer in the U.S.; the performance of the Company’s information technology systems and its ability to maintain data security; and other risks described from time to time in our filings with the Securities and Exchange Commission.

At the present time, we do not expect that the Russian invasion of Ukraine will have any significant impact on our business, but we continue to monitor developments and will address them in future disclosures, if applicable.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SENSUS HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31,	As of December 31,
(in thousands, except shares and per share data)	2022	2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$32,830	$14,519
Accounts receivable, net	10,540	12,130
Inventories	2,326	1,759
Prepaid and other current assets	2,766	2,837
Total current assets	48,462	31,245
Property and equipment, net	426	605
Intangibles, net	122	146
Deposits	37	75
Deferred tax asset	3,744	-
Operating lease right-of-use assets, net	1,138	169
Total assets	$53,929	$32,240
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$4,418	$4,058
Income tax payable	4,392	-
Deferred revenue, current portion	939	1,172
Operating lease liabilities, current portion	185	174
Loan payable	-	51
Product warranties	328	508
Total current liabilities	10,262	5,963
Operating lease liabilities	973	-
Deferred revenue, net of current portion	236	262
Total liabilities	11,471	6,225
Commitments and contingencies
Stockholders’ equity
Preferred stock, 5,000,000 shares authorized and none issued and outstanding	-	-
Common stock, $0.01 par value – 50,000,000 authorized; 16,756,811 issued and 16,677,548 outstanding at March 31, 2022; 16,694,311 issued and 16,617,274 outstanding at December 31, 2021	168	167
Additional paid-in capital	44,518	44,115
Treasury stock, 79,263 and 77,037 shares at cost, at March 31, 2022 and December 31, 2021, respectively	(348)	(325)
Accumulated deficit	(1,880)	(17,942)
Total stockholders’ equity	42,458	26,015
Total liabilities and stockholders’ equity	$53,929	$32,240

See accompanying notes to the unaudited condensed consolidated financial statements.

SENSUS HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
(in thousands, except shares and per share data)	2022	2021
Revenues	$10,338	$3,070
Cost of sales	3,189	1,484
Gross profit	7,149	1,586
Operating expenses
Selling and marketing	1,218	1,068
General and administrative	1,273	972
Research and development	728	661
Total operating expenses	3,219	2,701
Income (loss) from operations	3,930	(1,115)
Other income (expense)
Gain on asset sale	12,779	-
Interest income	1	-
Other income (expense), net	12,780	-
Income (loss) before income tax	16,710	(1,115)
Provision for income tax	648	-
Net income (loss)	$16,062	$(1,115)
Net income (loss) per share – basic	$0.97	$(0.07)
diluted	$0.97	$(0.07)
Weighted-average number of shares used in computing net income (loss) per share – basic and diluted	16,497,801	16,461,311
diluted	16,641,654	16,461,311

See accompanying notes to the unaudited condensed consolidated financial statements.

SENSUS HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-In	Treasury Stock		Accumulated
(in thousands, except shares)	Shares	Amount	Capital	Shares	Amount	Deficit	Total
December 31, 2020	16,564,311	$166	$43,701	(73,208)	$(310)	$(22,061)	$21,496
Stock based compensation	-	-	60	-	-	-	60
Surrender of Shares for tax withholding on stock compensation	-	-	-	(1,484)	(6)	-	(6)
Net loss	-	-	-	-	-	(1,115)	(1,115)
March 31, 2021 (unaudited)	16,564,311	$166	$43,761	(74,692)	$(316)	$(23,176)	$20,435

December 31, 2021	16,694,311	$167	$44,115	(77,037)	$(325)	$(17,942)	$26,015
Stock based compensation	-	-	57	-	-	-	57
Exercise of stock options	62,500	1	346	-	-	-	347
Surrender of Shares for tax withholding on stock compensation	-	-	-	(2,226)	(23)	-	(23)
Net income	-	-	-	-	-	16,062	16,062
March 31, 2022 (unaudited)	16,756,811	$168	$44,518	(79,263)	$(348)	$(1,880)	$42,458

See accompanying notes to the unaudited condensed consolidated financial statements.

SENSUS HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
(in thousands)	2022	2021
Cash flows from operating activities
Net income (loss)	$16,062	$(1,115)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	92	208
Provision for product warranties	(25)	26
Stock-based compensation	57	60
Gain on sale of asset	(12,779)	-
Deferred income taxes	(3,744)	-
Changes in operating assets (decrease (increase)):
Accounts receivable	1,590	(280)
Inventories	(1,969)	196
Prepaid and other current assets	186	230
Changes in operating liabilities (increase (decrease)):
Accounts payable and accrued expenses	(366)	(121)
Income tax payable	4,392	-
Deferred revenue	(259)	(291)
Product warranties	(155)	(28)
Total adjustments	(12,980)	-
Net cash provided by (used in) operating activities	3,082	(1,115)
Cash flows from investing activities
Acquisition of property and equipment	(44)	(80)
Proceeds from sale of asset	15,000	-
Net cash provided by (used in) investing activities	14,596	(80)
Cash flows from financing activities
Withholding taxes on stock-based compensation	(23)	(6)
Loan payable	(51)	(54)
Exercise of warrants	347	-
Net cash provided by (used in) financing activities	273	(60)
Net increase (decrease) in cash and cash equivalents	18,311	(1,255)
Cash and cash equivalents – beginning of period	14,519	14,907
Cash and cash equivalents – end of period	$32,830	$13,652
Supplemental disclosure of cash flow information:
Interest paid	-	-
Income taxes paid	-	-
Supplemental schedule of noncash investing and financing transactions:
Operating lease right-of-use asset and lease liability increase from lease modification	$1,045	$-
Transfer of property and equipment to inventory	-	$66

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

Revenue Recognition

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

Disaggregated revenue for the three months ended March 31, 2022 and 2021 was as follows:

	For the Three Months Ended March 31,
(in thousands)	2022	2021
Product Revenue	$9,228	$1,674
Service Revenue	1,110	1,396
Total Revenue	$10,338	$3,070

The Company operates in a highly regulated environment, primarily in the U.S. dermatology market, in which state regulatory approval is sometimes required before the customer is able to use the product. In cases where such regulatory approval is pending, revenue is deferred until such time as regulatory approval is obtained.

Deferred revenue as of March 31, 2022 was as follows:

(in thousands)	Product	Service	Total
Balance, beginning of period	$97	$1,337	$1,434
Revenue recognized	-	(789)	(789)
Amounts invoiced	28	502	530
Balance, end of period	$125	$1,050	$1,175

The Company does not disclose information about remaining performance obligations with original expected durations of one year or less in connection with deposits for products. Estimated service revenue to be recognized in the future related to the performance obligations that are fully or partially unsatisfied as of March 31, 2022 is as follows:

(in thousands)

Year	Service Revenue
2022 (April 1 – December 31, 2022)	$814
2023	112
2024	81
2025	23
2026	20
Total	$1,050

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

Segment and Geographical Information

The following table illustrates total revenue for the three months ended March 31, 2022 and 2021 by geographic region.

	For the Three Months Ended
	March 31,
(in thousands)	2022		2021
United States	$10,147	98%	$2,915	95%
China	179	2%	155	5%
Israel	12	0%	-	0%
Total Revenue	$10,338	100%	$3,070	100%

One customer in the U.S. accounted for approximately 81% and 7% of revenue for the three months ended March 31, 2022 and 2021, respectively, and 93% and 57% of the accounts receivable as of March 31, 2022 and December 31, 2021, respectively.

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

Cash and Cash Equivalents

Cash and cash equivalents primarily consist of cash, money market funds, and short-term, highly liquid investments with original maturities of three months or less.

For purposes of the statements of cash flows, the Company considers all highly liquid financial instruments with a maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

The Company does business and extends credit based on an evaluation of each customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer, primarily due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The allowance for doubtful accounts was approximately $69 thousand as of both March 31, 2022 and December 31, 2021.

Inventories

Inventories consist of finished product and components and are stated at the lower of cost or net realizable value, determined using the first-in-first-out method.

Earnings Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed by giving effect to all potential dilutive common share equivalents outstanding for the period, using the treasury stock method for options and warrants, as well as unvested restricted shares. In periods when the Company has incurred a net loss, options, warrants and unvested shares are considered common share equivalents but have been excluded from the calculation of diluted net loss per share as their effect is antidilutive. Shares excluded were as follows:

	For the Three Months Ended March 31,
	2022	2021
Shares	—	301

Leases

The Company evaluates arrangements at inception to determine if an arrangement is or contains a lease. Operating lease assets represent the Company’s right to use an underlying asset for the lease term, and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise the options. To determine the present value of the lease payment, the Company uses an incremental borrowing rate that the Company would expect to incur for a fully collateralized loan over a similar term under similar economic conditions.

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

Note 2 — Disposition

On February 25, 2022, the Company sold its Sculptura assets for $15 million in cash.

The sale price was allocated to the existing assets and liabilities based on the book value at the date of the transaction. A summary of the assets and liabilities sold is as follows:

Book Value
Cash	$15,000
Inventory	(1,401)
Property and equipment	(157)
Other liabilities	(663)

Gain on asset sale	$12,779

Note 3 — Property and Equipment

(in thousands)	As of March 31, 2022	As of December 31, 2021	Estimated Useful Lives
	(unaudited)
Operations equipment	$1,313	$1,760	3 years
Tradeshow and demo equipment	960	927	3 years
Computer equipment	140	129	3 years
	2,413	2,816
Less accumulated depreciation	(1,987)	(2,211)
Property and Equipment, Net	$426	$605

Depreciation expense was approximately $68 thousand and $177 thousand, for the three months ended March 31, 2022 and 2021, respectively.

Note 4 — Intangibles

(in thousands)	Patent Rights	Customer Relationships	Total
December 31, 2021	$145	$1	$146
Amortization expense	(24)	-	(24)
March 31, 2022	$121	1	122

Note 5 — Debt

The Company has a revolving credit facility that, through March 2022, provides for maximum borrowings equal to the lesser of (a) the $10 million commitment amount or (b) the borrowing base plus a $3 million non-formula sublimit. In April 2022, the term was extended to April 1, 2024, and the maximum borrowings were increased to the lesser of (a) the $15 million commitment amount or (b) the borrowing base plus a $7.5 million non-formula sublimit. The Company was in compliance with its financial covenants as of March 31, 2022 and December 31, 2021. There were no borrowings outstanding under the revolving credit facility at March 31, 2022 or December 31, 2021.

Note 6 — Product Warranties

Changes in product warranty liability were as follows for the three months ended March 31, 2022:

(in thousands)
Balance, December 31, 2021	$508
Warranties accrued during the period	(25)
Payments on warranty claims	(155)
Balance, March 31, 2022	$328

Note 7 — Leases

Operating Lease Agreements

The Company leases its headquarters office from an unrelated third party. The lease was last renewed in 2016 and expires in September 2022 with an option to extend with prior notice upon terms to be negotiated. On April 7, 2022, the Company renewed the headquarters office lease through September 2027.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of March 31, 2022.

(in thousands)

Maturity of Operating Lease Liabilities	Amount
2022 (April 1 – December 31, 2022)	$179
2023	236
2024	238
2025	245
2026	253
Thereafter	194
Total undiscounted operating leases payments	$1,345
Less: Imputed interest	(187)
Present Value of Operating Lease Liabilities	$1,158

Other Information
Weighted-average remaining lease term	5.4 years
Weighted-average discount rate	5.0%

For the three months ended March 31, 2022, the right of use asset was increased by approximately $1 million related to the renewal of the headquarters office lease.

Cash paid for amounts included in the present value of operating lease liabilities was approximately $66 thousand and $331 thousand for the three months ended March 31, 2022 and the year ended December 31, 2021, respectively, and is included in cash flows from operating activities in the accompanying consolidated statement of cash flows. Operating lease cost was approximately $63 thousand and $335 thousand for the three months ended March 31, 2022 and the year ended December 31, 2021, respectively.

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

Purchases from this manufacturer totaled approximately $3.3 million and $312 thousand for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, approximately $450 thousand and $1.2 million, respectively, was due to this manufacturer, which is presented in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

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

Note 9 — STOCK-BASED COMPENSATION

2016 and 2017 Equity Incentive Plans

Awards for up to 397,473 shares of common stock may be granted under the Company’s 2016 Equity Incentive Plan, and awards for up to 500,000 shares may be granted under its 2017 Equity Incentive Plan. The awards may be made in the form of restricted stock awards and stock options, among other things. In addition, unless the Compensation Committee specifically determines otherwise, the maximum number of shares available under the 2016 and 2017 Plans and the awards granted under those plans will be subject to appropriate adjustment in the case of any stock dividends, stock splits, recapitalizations, reorganizations, mergers, consolidations, exchanges or other changes in capitalization affecting our common stock.

On July 21, 2021, a total of 130,000 shares of restricted stock were issued to employees and board members and were recorded at the fair value of $3.84 per share. The restricted shares vest 25% at grant date and 25% per year over a three-year vesting period and are being recognized as expense on a straight-line basis over the vesting period of the awards.

Restricted stock activity for the three months ended March 31, 2022 is summarized below:

Outstanding at	Restricted Stock	Weighted- Average Grant Date Fair Value
December 31, 2021	123,750	$3.90
Granted	-	-
Vested	(8,750)	4.11
Forfeited	-	-
March 31, 2022	115,000	$3.88

The Company recognizes forfeitures as they occur rather than estimating a forfeiture rate. The reduction of stock compensation expense related to the forfeitures was $0 for the three months ended March 31, 2022 and 2021.

Unrecognized stock compensation expense was approximately $347 thousand as of March 31, 2022, which will be recognized over a weighted average period of 2 years. The stock compensation expense was approximately $60 thousand and $57 thousand, for the three months ended March 31, 2022 and 2021, respectively.

The following table summarizes the Company’s stock option activity:

Outstanding at	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)
December 31, 2021	229,334	$5.55	6.07
Granted	—	—	—
Exercised	(62,500)	5.55	—
Expired	—	—	—
March 31, 2022	166,834	$5.55	5.82
Exercisable – March 31, 2022	166,834	$5.55	5.82

The stock options had an intrinsic value of $762 thousand and $382 thousand as of March 31, 2022 and December 31, 2021, respectively.

Note 10 — Income Taxes

Income tax expense was $648 thousand and $0 for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate was 3.88% and 0% for the first quarter 2022 and 2021, respectively. The increase in the effective tax rate is a result of the Company’s operations coupled with the release of the valuation allowance during the first quarter 2022.

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

As of March 31, 2022, the Company has U.S. federal and certain state tax returns subject to examination, beginning with those filed for the year ended December 31, 2018.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the information set forth within the financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and with our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”).

Overview

Sensus is a medical device company committed to providing highly effective, non-invasive, and cost-effective treatments for both oncological and non-oncological skin conditions.

On February 25, 2022, the Company sold its Sculptura assets for $15 million in cash. Additional information regarding this transaction can be found in Note 2 and in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 3, 2022.

Impact of COVID-19

The outbreak of COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has materially and adversely impacted the U.S. and global economies, as well as the Company, and its employees and operations, as well as customer demand. Although we have been able to continue to operate and service customers throughout the pandemic, it significantly impacted the Company’s sales throughout 2020, as social distancing forced physicians to temporarily close their practices. In 2021 and in the first quarter of 2022, as the markets started to open, the Company was able to increase sales significantly. However, the ongoing COVID-19 pandemic, including the possible emergence of new variants, could further impact the Company’s operations and the operations of the Company’s customers, suppliers and vendors as a result of ongoing quarantines, facility closures, and travel and logistics restrictions. The extent to which the COVID-19 pandemic impacts the Company’s business, results of operations and financial condition will depend on future developments. The Company cannot reasonably estimate the impact at this time.

Segment Information

The Company manages its business globally within one reportable segment, which is consistent with how our management reviews the business, prioritizes investment and resource allocation decisions, and assesses operating performance.

Results of Operations

	For the Three Months Ended March 31,
(in thousands, except shares and per share data)	2022	2021
Revenues	$10,338	$3,070
Cost of sales	3,189	1,484
Gross profit	7,149	1,586
Operating expenses
Selling and marketing	1,218	1,068
General and administrative	1,273	972
Research and development	728	661
Total operating expenses	3,219	2,701
Income (loss) from operations	3,930	(1,115)
Other income (expense)
Gain on asset sale	12,779	-
Interest income	1	-
Other income (expense), net	12,780	-
Income (loss) before income tax	16,710	(1,115)
Provision for income tax	648	-
Net income (loss)	$16,062	$(1,115)

Three months ended March 31, 2022 compared to the three months ended March 31, 2021

Revenues. Revenues were $10.3 million for the three months ended March 31, 2022 compared to $3.0 million for the three months ended March 31, 2021, an increase of 236.7% or $7.3 million. The increase was primarily driven by the higher number of units sold in 2022, service revenue on installed units and the impact of COVID-19 in the first three months of 2021.

Cost of sales. Cost of sales was $3.2 million for the three months ended March 31, 2022 compared to $1.5 million for the three months ended March 31, 2021, an increase of $1.7 million, or 114.9%. The increase in cost of sales was commensurate with the increase in sales in the three months ended March 31, 2022.

Gross profit. Gross profit was $7.1 million for the three months ended March 31, 2022 compared to $1.6 million for the three months ended March 31, 2021, an increase of $5.6 million, or 350.8%. Our overall gross profit percentage was 69.1% in the three months ended March 31, 2022 compared to 51.6% in the corresponding period in 2021. The increase in gross profit was primarily driven by the higher number of units sold in 2022, service revenue on installed units, and the impact of COVID-19 in the first three months of 2021.

Selling and marketing. Selling and marketing expense was $1.2 million for the three months ended March 31, 2022 compared to $1.1 million for the three months ended March 31, 2021, an increase of $0.1 million, or 14.0%. The increase was primarily attributable to an increase in tradeshow expense and commissions.

General and administrative. General and administrative expense was $1.3 million for the three months ended March 31, 2022 compared to $1.0 million for the three months ended March 31, 2021, an increase of $0.3 million, or 40.0%. The net increase in general and administrative expense was primarily due to professional fees related to the sale of the Sculptura asset and compensation expense.

Research and development. Research and development expense was $0.7 million for the three months ended March 31, 2022 and 2021, respectively.

Other income. Other income of $12.8 million is related to the gain on the sale of the Sculptura assets.

Financial Condition

The following discussion summarizes significant changes in assets and liabilities. Please see the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021 contained in Part I, Item 1 of this filing.

Assets

Cash and cash equivalents at March 31, 2022 increased $18.3 million. See Cash Flows for details on the change in cash and cash equivalents during the three months ended March 31, 2022.

Accounts receivable at March 31, 2022 decreased $1.6 million from December 31, 2021, primarily due to collection of receivables offset by an increase in sales of units in the three months ended March 31, 2022.

Inventories at March 31, 2022 increased $566 thousand from December 31, 2021, primarily due to increase in purchases of finished goods offset by shipments of units sold in the three months ended March 31, 2022.

Liabilities

There were no borrowings under our revolving line of credit at March 31, 2022 or December 31, 2021.

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

Cash flows

The following table provides a summary of cash flows for the periods indicated:

	For the Three Months Ended March 31, (unaudited)
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$3,082	$(1,115)
Investing activities	14,956	(80)
Financing activities	273	(60)
Total	$18,311	$(1,255)

Net cash provided by operating activities was $3.0 million for the three months ended March 31, 2022, consisting of a net income of $16.1 million, an increase in net operating assets of $0.4 million and non-cash charges of $12.7 million. Cash flows provided by operating activities primarily include the receipt of revenues offset by the payment of operating expenses incurred in the normal course of business. Net cash used in operating activities was $1.1 million for the three months ended March 31, 2021, consisting of a net loss of $1.1 million and a decrease in net operating assets of $0.3 million, partially offset by non-cash charges of $0.3 million. The increase in net operating assets was primarily due to an increase in inventories, prepaid and other current assets and accounts payable and accrued expenses, partially offset by a decrease in accounts receivable, warranties and deferred revenue. Non-cash charges consisted of a gain on asset sale (See Note 2, Dispositions, for more information), stock compensation expense, depreciation and amortization, and a warranty provision.

Net cash provided by investing activities for the three months ended March 31, 2020 reflected $15 million of proceeds from the sale of Sculptura assets, partially offset by purchases of property and equipment. Net cash used in investing activities for the three months ended March 31, 2021 reflected $0.1 million of purchases of property and equipment.

Net cash provided in financing activities for the three months ended March 31, 2022 primarily reflected $0.4 million of exercised stock options offset by the repayment of our PPP loan and withholding taxes on stock compensation. Net cash used in financing activities for the three months ended March 31, 2021 primarily reflected $0.1 million of loan repayments and withholding taxes on stock compensation.

Indebtedness

Please see Note 5, Debt, to the financial statements.

Contractual Obligations and Commitments

Please see Note 8, Commitments and Contingencies, to the financial statements.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. Actual results could differ significantly from those estimates. For a summary of these and additional accounting policies see Note 1, Organization and Summary of Significant Accounting Policies, to the financial statements. In addition, see Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1, Organization and Summary of Significant Accounting Policies, in the 2021 Annual Report for further information.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

As of March 31, 2022, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of March 31, 2022, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2021 Annual Report, as updated in our subsequent quarterly reports. The risks described in our 2021 Annual Report and our subsequent quarterly reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

There were no unregistered sales of securities during the three months ended March 31, 2022.

(b) Use of Proceeds from the Sale of Registered Securities

None.

(c) Purchases of Equity Securities by the Registrant and Affiliated Purchases.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

10.1	Seventh Amendment to Second Amendment and Restated Loan and Security Agreement, dated April 27, 2022.

31.1	Certification of Joseph C. Sardano, Chairman and Chief Executive Officer of Sensus Healthcare, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Javier Rampolla, Chief Financial Officer of Sensus Healthcare, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Joseph C. Sardano, Chairman and Chief Executive Officer of Sensus Healthcare, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Javier Rampolla, Chief Financial Officer of Sensus Healthcare, Inc., Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSUS HEALTHCARE, INC.

Date: May 12, 2022	/s/ Joseph C. Sardano
Joseph C. Sardano
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2022	/s/ Javier Rampolla
Javier Rampolla
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)