Form 10-Q
period 2022-06-30
Sensus Healthcare, Inc.
filed 2022-08-12
CIK 1494891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
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

As of July 19, 2022, 16,556,025 shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

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

Forward-looking statements involve risks and uncertainties because they relate to events, developments, and circumstances relating to Sensus Healthcare, Inc., our industry, and/or general economic or other conditions that may or may not occur in the future or may occur on longer or shorter timelines or to a greater or lesser degree than anticipated. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, forward-looking statements are not guarantees of future performance, and our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from the forward looking statements contained in this report as a result of the following factors, among others: the continuation and severity of the COVID-19 pandemic, including its impact on sales and marketing; our ability to maintain profitability; our ability to obtain and maintain the intellectual property needed to adequately protect our products, and our ability to avoid infringing or otherwise violating the intellectual property rights of third parties; the level and availability of government and/or third party payor reimbursement for clinical procedures using our products, and the willingness of healthcare providers to purchase our products if the level of reimbursement declines; the regulatory requirements applicable to us and our competitors; our ability to efficiently manage our manufacturing processes and costs; the risks arising from doing business in China and other foreign countries; legislation, regulation, or other governmental action, that affects our products, taxes, international trade regulation, or other aspects of our business; concentration of our customers in the U.S. and China, including the concentration of sales to one particular customer in the U.S.; the performance of the Company’s information technology systems and its ability to maintain data security; and other risks described from time to time in our filings with the Securities and Exchange Commission.

At the present time, we do not expect that the Russian invasion of Ukraine and global geopolitical uncertainty will have any significant impact on our business, but we continue to monitor developments and will address them in future disclosures, if applicable.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SENSUS HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30,	December 31,
(in thousands, except shares and per share data)	2022	2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$33,703	$14,519
Accounts receivable, net	10,311	12,130
Inventories	1,685	1,759
Prepaid and other current assets	5,266	2,837
Total current assets	50,965	31,245
Property and equipment, net	420	605
Intangibles, net	98	146
Deposits	35	75
Deferred tax asset	3,744	-
Operating lease right-of-use assets, net	1,087	169
Total assets	$56,349	$32,240
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$4,812	$4,058
Product warranties	315	508
Operating lease liabilities, current portion	183	174
Loan payable	-	51
Income tax payable	3,690	-
Deferred revenue, current portion	1,178	1,172
Total current liabilities	10,178	5,963
Operating lease liabilities	940	-
Deferred revenue, net of current portion	186	262
Total liabilities	11,304	6,225
Commitments and contingencies
Stockholders’ equity
Preferred stock, 5,000,000 shares authorized and none issued and outstanding	-	-
Common stock, $0.01 par value – 50,000,000 authorized; 16,761,811 issued and 16,556,025 outstanding at June 30, 2022; 16,694,311 issued and 16,617,274 outstanding at December 31, 2021	168	167
Additional paid-in capital	44,586	44,115
Treasury stock, 205,786 and 77,037 shares at cost, at June 30, 2022 and December 31, 2021, respectively	(1,353)	(325)
Retained earnings (Accumulated deficit)	1,644	(17,942)
Total stockholders’ equity	45,045	26,015
Total liabilities and stockholders’ equity	$56,349	$32,240

See accompanying notes to the unaudited condensed consolidated financial statements.

SENSUS HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except shares and per share data)	2022	2021	2022	2021
Revenues	$12,080	$5,422	$22,417	$8,492
Cost of sales	3,824	2,077	7,013	3,561
Gross profit	8,256	3,345	15,404	4,931
Operating expenses
Selling and marketing	1,728	1,254	2,946	2,322
General and administrative	1,131	1,445	2,404	2,417
Research and development	827	925	1,556	1,586
Total operating expenses	3,686	3,624	6,906	6,325
Income (loss) from operations	4,570	(279)	8,498	(1,394)
Other income (expense):
Gain on sale of assets	-	-	12,779	-
Interest income	25	-	28	1
Interest expense	(1)	-	(1)	(1)
Other income, net	24	-	12,806	-
Net income (loss) before income tax	4,594	(279)	21,304	(1,394)
Provision for income taxes	1,070	-	1,718	-
Net income (loss)	$3,524	$(279)	$19,586	$(1,394)
Net income (loss) per share – basic	$0.21	$(0.02)	$1.19	$(0.08)
diluted	$0.21	$(0.02)	$1.17	$(0.08)
Weighted average number of shares used in computing net income (loss) per share – basic	16,495,043	16,453,603	16,508,629	16,463,092
diluted	16,631,478	16,453,603	16,710,550	16,463,092

See accompanying notes to the unaudited condensed consolidated financial statements.

SENSUS HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

						Retained
			Additional			Earnings
	Common Stock		Paid-In	Treasury Stock		(Accumulated
(in thousands, except shares)	Shares	Amount	Capital	Shares	Amount	Deficit)	Total
December 31, 2020	16,564,311	$166	$43,701	(73,208)	$(310)	$(22,061)	$21,496
Stock-based compensation	-	-	60	-	-	-	60
Surrender of shares for tax withholding on stock compensation	-	-	-	(1,484)	(6)	-	(6)
Net loss	-	-	-	-	-	(1,115)	(1,115)
March 31, 2021 (unaudited)	16,564,311	$166	$43,761	(74,692)	$(316)	$(23,176)	$20,435
Stock-based compensation	-	-	59	-	-	-	59
Net loss	-	-	-	-	-	(279)	(279)
June 30, 2021 (unaudited)	16,564,311	$166	$43,820	(74,692)	$(316)	$(23,455)	$20,215
December 31, 2021	16,694,311	$167	$44,115	(77,037)	$(325)	$(17,942)	$26,015
Stock-based compensation	-	-	57	-	-	-	57
Exercise of stock options	62,500	1	346	-	-	-	347
Surrender of shares for tax withholding on stock compensation	-	-	-	(2,226)	(23)	-	(23)
Net income	-	-	-	-	-	16,062	16,062
March 31, 2022 (unaudited)	16,756,811	$168	$44,518	(79,263)	$(348)	$(1,880)	$42,458
Stock-based compensation	-	-	40	-	-	-	40
Exercise of stock options	5,000	-	28	-	-	-	28
Stock repurchase	-	-	-	(126,523)	(1,005)	-	(1,005)
Net income	-	-	-	-	-	3,524	3,524
June 30, 2022 (unaudited)	16,761,811	$168	$44,586	(205,786)	$(1,353)	$1,644	$45,045

See accompanying notes to the unaudited condensed consolidated financial statements.

SENSUS HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	June 30,
(in thousands)	2022	2021
Cash flows from operating activities
Net income (loss)	$19,586	$(1,394)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	166	345
Loss on sale of property and equipment	-	46
Gain on sale of assets	(12,779)	-
Provision for product warranties	64	97
Stock-based compensation	97	119
Impairment of intangible assets	-	88
Deferred income taxes	(3,744)	-
Decrease (increase) in:
Accounts receivable	1,819	(803)
Inventories	(1,327)	1,361
Deposits	40	-
Prepaid and other current assets	(2,302)	669
Increase (decrease) in:
Accounts payable and accrued expenses	(6)	73
Income tax payable	3,690	-
Deferred revenue	(70)	(302)
Product warranties	(256)	(58)
Total adjustments	(14,608)	1,635
Net cash provided by operating activities	4,978	241
Cash flows from investing activities
Acquisition of property and equipment	(89)	(87)
Proceeds from sale of asset	15,000	257
Net cash provided by investing activities	14,911	170
Cash flows from financing activities
Repurchase of common stock	(1,005)	-
Withholding taxes on stock-based compensation	(23)	(6)
Loan payable	(51)	(108)
Exercise of stock options	374	-
Net cash used in financing activities	(705)	(114)
Net increase in cash and cash equivalents	19,184	297
Cash and cash equivalents – beginning of period	14,519	14,907
Cash and cash equivalents – end of period	$33,703	$15,204
Supplemental disclosure of cash flow information:
Interest paid	$1	$1
Income taxes paid	$1,815	$-
Supplemental schedule of noncash investing and financing transactions:
Operating lease right-of-use asset and lease liability increase from lease modification	$1,045	$-
Transfer of property and equipment to inventory	$-	$66

See accompanying notes to the unaudited condensed consolidated financial statements.

SENSUS HEALTHCARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 — Organization and Summary of Significant Accounting Policies

Description of the Business

Sensus Healthcare, Inc. (together, with its subsidiary, unless the context otherwise indicates, “Sensus” or the “Company”) is a manufacturer of radiation therapy devices and sells the devices to healthcare providers and distributors globally through its distribution network. The Company operates in one segment from its corporate headquarters located in Boca Raton, Florida.

Basis of Presentation and Principles of Consolidation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its subsidiary. Accounts and transactions between consolidated entities have been eliminated.

Revenue Recognition

The Company’s revenue derives from sales of the Company’s devices and services related to maintaining and repairing the devices as part of a service contract or on an ad-hoc basis without a service contract.

The Company provides warranties, generally for one year, in conjunction with the sale of its products. These warranties entitle the customer to repair, replacement, or modification of the defective product subject to the terms of the relevant warranty. The Company has determined that these warranties do not represent separate performance obligations as the customer does not have the option to purchase the warranty separately and the warranty does not provide the customer with a service in addition to the assurance that the product complies with agreed-upon specifications. The Company records an estimate of future warranty claims at the time it recognizes revenue from the sale of the device based upon management’s estimate of the future claims rate.

Revenue is recognized upon transfer of control of promised goods or services to customers when the product is shipped, or the service is rendered based on the amount the Company expects to receive in exchange for those goods or services. The Company enters into contracts that can include multiple services, which are accounted for separately if they are determined to be distinct.

The revenues from the service contracts are recognized over the service contract period on a straight-line basis. In the event that a customer does not sign a service contract, but requests maintenance or repair services after warranty expires, the Company recognizes revenue when the service is rendered.

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

Disaggregated revenue for the three and six months ended June 30, 2022 and 2021 was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Product Revenue - recognized at a point in time	$10,970	$4,250	$20,199	$5,924
Service Revenue - recognized at a point in time	205	357	524	963
Service Revenue - recognized over time	905	815	1,694	1,605
Total Revenue	$12,080	$5,422	$22,417	$8,492

The Company operates in a highly regulated environment, primarily in the U.S. dermatology market, in which state regulatory approval is sometimes required before the customer is able to use the product. In cases where such regulatory approval is pending, revenue is deferred until such time as regulatory approval is obtained.

Deferred revenue as of June 30, 2022 was as follows:

(in thousands)	Product	Service	Total
Balance, beginning of period	$97	$1,337	$1,434
Revenue recognized	(506)	(1,694)	(2,200)
Amounts invoiced	879	1,251	2,130
Balance, end of period	$470	$894	$1,364

The Company does not disclose information about remaining performance obligations with original expected durations of one year or less in connection with deposits for products. Estimated service revenue to be recognized in the future related to the performance obligations that are fully or partially unsatisfied as of June 30, 2022 is as follows:

(in thousands) Year	Service Revenue
2022 (July 1 – December 31, 2022)	$513
2023	257
2024	81
2025	23
2026	20
Total	$894

Shipping and handling costs are expensed as incurred and are included in cost of sales.

Segment and Geographical Information

The following table illustrates total revenue for the three and six months ended June 30, 2022 and 2021 by geographic region.

	For the Three Months Ended
	June 30,
(in thousands)	2022		2021
United States	$11,349	94%	$4,803	89%
China	711	6%	614	11%
Other	20	0%	5	0%
Total Revenue	$12,080	100%	$5,422	100%

	For the Six Months Ended
	June 30,
(in thousands)	2022		2021
United States	$21,497	96%	$7,718	91%
China	890	4%	769	9%
Other	30	0%	5	0%
Total Revenue	$22,417	100%	$8,492	100%

One customer in the U.S. accounted for approximately 78% and 44% of total revenue for the three months ended June 30, 2022 and 2021, respectively; approximately 77% and 30% for the six months ended June 30, 2022 and 2021, respectively; and 95% and 51% of the accounts receivable as of June 30, 2022 and December 31, 2021, respectively.

Fair Value of Financial Instruments

Carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value due to their relatively short maturities.

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

Level 2 Inputs:

Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; quotes from pricing services or brokers when the Company can determine that orderly transactions took place at the quoted price or that the inputs used to arrive at the price are observable; and inputs other than quoted prices that are observable, such as models or other valuation methodologies.

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

Accounts Receivable

The Company does business and extends credit based on an evaluation of each customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables varies by customer, primarily due to the customer’s financial condition. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The allowance for doubtful accounts was approximately $69 thousand as of both June 30, 2022 and December 31, 2021.

Inventories

Inventories consist of finished product and components and are stated at the lower of cost or net realizable value, determined using the first-in-first-out method. The Company periodically reviews the value of items in inventory and reserves for inventory based on its assessment of market conditions. The reserve is charged to cost of goods sold. The reserve for inventory obsolescence was $18 thousand at June 30, 2022 and December 31, 2021.

Earnings Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed by giving effect to all potential dilutive common share equivalents outstanding for the period, using the treasury stock method for options and unvested restricted shares. In periods when the Company has incurred a net loss, options and unvested shares are considered common share equivalents but have been excluded from the calculation of diluted net loss per share as their effect is antidilutive. Shares excluded were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Shares	-	277	-	257

The factors used in the earnings per share computation are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Basic
Net income	$3,524	-	$19,586	-
Weighted average common shares outstanding	16,495	-	16,509	-
Basic earnings per share	$0.21	-	$1.19	-
Diluted
Net income	$3,524	-	$19,586	-
Weighted average common shares outstanding	16,495	-	16,509	-
Dilutive effects of:
Assumed exercise of stock options	60	-	127	-
Restricted stock awards	76	-	75	-
Dilutive shares	16,631	-	16,711	-
Diluted earnings per share	$0.21	-	$1.17	-

Leases

The Company evaluates arrangements at inception to determine if an arrangement is or contains a lease. Operating lease assets represent the Company’s right to use an underlying asset for the lease term, and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise the options. To determine the present value of the lease payment, the Company uses an incremental borrowing rate that the Company would expect to incur for a fully collateralized loan over a similar term under similar economic conditions. In addition, the Company has elected available practical expedients to not separate lease and non-lease components for all leased assets and to exclude leases with an initial term of 12 months or less.

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

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of the assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance against deferred tax assets is recorded if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Uncertain tax positions are recognized in the financial statements only if that position is more likely than not to be sustained upon examination by taxing authorities, based on the technical merits of the position. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

Recent Accounting Pronouncement

In March 2020, the FASB issued ASU 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, to provide temporary optional expedients and exceptions to U.S. GAAP guidance on contract modifications to ease the financial reporting burdens of the expected market transition from LIBOR to alternative reference rates, such as Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. The guidance is effective prospectively as of March 12, 2020 through December 31, 2022 and interim periods within those fiscal years. This update is not expected to have a significant impact on the Company’s financial statements.

Note 2 — Disposition

On February 25, 2022, the Company sold its Sculptura assets for $15 million in cash. The sale price was allocated to the existing assets and liabilities based on the book value at the date of the transaction. A summary of the assets and liabilities sold is as follows:

Book Value
Cash	$15,000
Inventory	(1,401)
Property and equipment	(157)
Other liabilities	(663)
Gain on asset sale	$12,779

Note 3 — Property and Equipment

	As of	As of
	June 30,	December 31,	Estimated
(in thousands)	2022	2021	Useful Lives
	(unaudited)
Operations equipment	$1,302	$1,760	3 years
Tradeshow and demo equipment	985	927	3 years
Computer equipment	144	129	3 years
	2,431	2,816
Less accumulated depreciation	(2,011)	(2,211)
Property and Equipment, Net	$420	$605

Depreciation expense was approximately $50 thousand and $112 thousand for the three months ended June 30, 2022 and 2021, respectively, and approximately $118 thousand and $289 thousand for the six months ended June 30, 2022 and 2021, respectively.

Note 4 — Intangibles

	Patent	Customer
(in thousands)	Rights	Relationships	Total
December 31, 2021	$145	$1	$146
Amortization expense	(48)	-	(48)
June 30, 2022	$97	$1	$98

Accumulated amortization was $1,176 thousand and $1,128 thousand at June 30, 2022 and December 31, 2021, respectively.

Note 5 — Debt

The Company has a revolving credit facility that, as of June 30, 2022, provided for maximum borrowings equal to the lesser of (a) the $10 million commitment amount or (b) the borrowing base plus a $3 million non-formula sublimit. In April 2022, the term was extended to April 1, 2024, and the maximum borrowings were increased to the lesser of (a) the $15 million commitment amount or (b) the borrowing base plus a $7.5 million non-formula sublimit. The Company was in compliance with its financial covenants as of June 30, 2022 and December 31, 2021. There were no borrowings outstanding under the revolving credit facility at June 30, 2022 or December 31, 2021.

Note 6 — Product Warranties

Changes in product warranty liability were as follows for the three months ended June 30, 2022:

(in thousands)
Balance, December 31, 2021	$508
Warranties accrued during the period	63
Payments on warranty claims	(256)
Balance, June 30, 2022	$315

Note 7 — Leases

Operating Lease Agreements

The Company leases its headquarters office from an unrelated third party. The lease was last renewed in 2016 and expires in September 2022 with an option to extend with prior notice upon terms to be negotiated. On April 7, 2022, the Company renewed the headquarters office lease through September 2027.

With the renewal, the present value of the right of use lease assets (“ROU”) and operating lease liability at the renewal of the lease was $1,156 thousand using an incremental borrowing rate of 5% as imputed interest. The amortization of the ROU was $51 thousand and $77 thousand for the three months ended June 30, 2022 and 2021, respectively, and $103 thousand and $153 thousand for the six months ended June 30, 2022 and 2021, respectively.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of June 30, 2022.

(in thousands)

Maturity of Operating Lease Liabilities	Amount
2022 (July 1 – December 31, 2022)	$118
2023	237
2024	238
2025	245
2026	253
Thereafter	194
Total undiscounted operating leases payments	$1,285
Less: Imputed interest	(162)
Present Value of Operating Lease Liabilities	$1,123

Other Information
Weighted-average remaining lease term	5.2 years
Weighted-average discount rate	5%

Cash paid for amounts included in the present value of operating lease liabilities was approximately $97 thousand and $331 thousand for the six months ended June 30, 2022 and the year ended December 31, 2021, respectively, and is included in cash flows from operating activities in the accompanying consolidated statement of cash flows.

Operating lease cost was approximately $60 thousand and $88 thousand for the three months ended June 30, 2022 and 2021, respectively, and $123 thousand and $176 thousand for the six months ended June 30, 2022 and 2021, respectively. The financing component for operating lease obligations represents the effect of discounting the operating lease payments to their present value.

Note 8 — Stockholders’ Equity

Preferred Stock

The Company has authorized 5 million shares of preferred stock. There are no issued or outstanding shares at June 30, 2022 and December 31, 2021.

Common Stock

During the six months ended June 30, 2022, the Company issued 67,500 shares of common stock upon the exercise of stock options with an exercise price of $5.55.

Treasury stock

Treasury stock includes shares surrendered by employees for tax withholding on the vesting of restricted stock awards. In the second quarter of 2022, the Company repurchased 126,523 shares in open market transactions at prices per share ranging from $7.46 to $8.36. The total cost of the repurchased shares was approximately $1 million. Pending a decision on the ultimate disposition of these shares, they are recorded as treasury stock at cost.

Note 9 — Commitments and Contingencies

Manufacturing Agreement

In 2010, the Company entered into a three-year contract manufacturing agreement with an unrelated third party for the production and manufacture of the SRT-100 (and subsequently the SRT-100 Vision and the SRT-100 Plus), in accordance with the Company’s product specifications. The agreement renews for successive one-year periods unless either party notifies the other party in writing, at least 60 days prior to the anniversary date of the agreement, that it will not renew the agreement. The Company or the manufacturer may also terminate the agreement upon 90 days’ prior written notice. As of June 30, 2022, the agreement is still in effect.

Purchases from this manufacturer totaled approximately $3.5 million and $87 thousand for the three months ended June 30, 2022 and 2021, respectively, and approximately $6.8 million and $398 thousand for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021, approximately $2.1 million and $1.2 million, respectively, was due to this manufacturer, which is presented in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Legal Contingencies

The Company is a party to certain legal proceedings in the ordinary course of business. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and related contingencies.

In 2015, the Company learned that the Department of Justice (the “Department”) had commenced an investigation of the billing to Medicare by a physician who had treated patients with the Company’s SRT-100. The Department subsequently advised the Company that it was considering expanding the investigation to determine whether the Company had any involvements in physician’s use of certain reimbursements codes. The Company has received two Civil Investigative Demands from the Department seeking documents and written responses in connection with its investigation. The Company has fully cooperated with the Department. The Company disputes that it has engaged in any wrongdoing with respect to such reimbursement claims; among other things, the Company does not submit claims for reimbursement or provide coding or billing advice to physicians. To the Company’s knowledge, the Department has made no determination as to whether the Company engaged in any wrongdoing, or whether to pursue any legal action against the Company. Should the Department decide to pursue legal action, the Company believes it has strong and meritorious defenses and will vigorously defend itself. As of June 30, 2022, the Company is unable to estimate the cost associated with this matter.

Note 10 — STOCK-BASED COMPENSATION

2016 and 2017 Equity Incentive Plans

Awards for up to 397,473 shares of common stock may be granted under the Company’s 2016 Equity Incentive Plan, and awards for up to 500,000 shares may be granted under its 2017 Equity Incentive Plan. The awards may be made in the form of restricted stock awards or stock options, among other things. As of June 30, 2022, 135,973 shares are available to be granted in the plans.

Restricted Stock

On February 1, 2020, a total of 35,000 shares of restricted stock were issued to employees and were recorded at the fair value of $4.11 per share. The restricted shares vest 25% per year over a four-year time vesting period and are being recognized as expense on a straight-line basis over the vesting period of the awards.

On July 21, 2021, a total of 130,000 shares of restricted stock were issued to employees and board members and were recorded at the fair value of $3.84 per share. The restricted shares vest 25% at grant date and 25% per year over a three-year vesting period and are being recognized as expense on a straight-line basis over the vesting period of the awards.

Restricted stock activity for the six months ended June 30, 2022 is summarized below:

		Weighted-
		Average
		Grant
	Restricted	Date Fair
Outstanding at	Stock	Value
December 31, 2021	123,750	3.9
Granted	-	-
Vested	(8,750)	4.11
Forfeited	-	-
June 30, 2022	115,000	3.88

The Company recognizes forfeitures as they occur rather than estimating a forfeiture rate. The reduction of stock compensation expense related to the forfeitures was $0 for the six months ended June 30, 2022 and 2021.

Unrecognized stock compensation expense was approximately $307 thousand as of June 30, 2022, which will be recognized over a weighted average period of 2 years.

Stock Options

Stock options expire 10 years after the grant date. Options that have been granted are exercisable and vest based on the terms on the related agreements. The following table summarizes the Company’s stock option activity:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
	Number of	Exercise	Term
Outstanding at	Options	Price	(In Years)
December 31, 2021	229,334	$5.55	6.07
Granted	-	-	-
Exercised	(67,500)	5.55	-
Expired	-	-	-
June 30, 2022	161,834	$5.55	5.58
Exercisable – June 30, 2022	161,834	$5.55	5.58

The stock options had an intrinsic value of $345 thousand and $382 thousand as of June 30, 2022 and December 31, 2021, respectively.

Stock compensation expense related to restricted stock and stock options was approximately $40 thousand and $59 thousand for the three months ended June 30, 2022 and 2021, respectively, and approximately $97 thousand and $119 thousand for the six months ended June 30, 2022 and 2021, respectively.

Note 11 — Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, (“ASC 740”), which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets.

As of December 31, 2021, the deferred tax assets were primarily the result of U.S. net operating loss and tax credit carryforwards. A valuation allowance of $3.7 million was recorded against the deferred tax asset balance as of December 31, 2021.

During the three months ended March 31, 2022, in part because the Company achieved three years of cumulative pretax income for purposes of U.S. federal tax, management determined that there was sufficient positive evidence to conclude that it is more likely than not that deferred taxes are realizable. For the three and six months ended June 30, 2022, the Company recorded net valuation allowance releases of $0 and $3.7 million, respectively, on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized.

Income tax expense was $1.1 million and $0 for the three months ended June 30, 2022 and 2021, respectively, and $1.7 million and $0 for the six months ended June 30, 2022 and 2021, respectively.

The effective tax rate for the three and six months ended June 30, 2022 was 23.3% and 8.07%, respectively. The tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income the Company earns in those jurisdictions, which are expected to be fairly consistent in the near term. It is also affected by discrete items that may occur in any given year but are not consistent from year to year. The items that had the most significant impact on the difference between the statutory U.S. federal income tax rate of 21% and the effective tax rate for the three months ended June 30, 2022 were the favorable impact of credits and state rate changes, the release of the valuation allowance during the quarter, and the difference in statutory rates in foreign jurisdictions. The items that had the most significant impact on the difference between the statutory U.S. federal income tax rate of 21% and the effective tax rate for the six months ended June 30, 2022 were the favorable impact of credits and state rate changes and the difference in statutory rates in foreign jurisdictions.

As of June 30, 2022, the Company has U.S. federal and certain state tax returns subject to examination, beginning with those filed for the year ended December 31, 2018.

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

Impact of COVID-19

The outbreak of COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has materially and adversely impacted the U.S. and global economies, as well as the Company, and its employees and operations, as well as customer demand. Although we have been able to continue to operate and service customers throughout the pandemic, it significantly impacted the Company’s sales throughout 2020, as social distancing forced physicians to temporarily close their practices. In 2021 and in the first two quarters of 2022, the Company was able to increase sales significantly. However, the ongoing COVID-19 pandemic, including the possible emergence of new variants, could further impact the Company’s operations and the operations of the Company’s customers, suppliers and vendors as a result of ongoing quarantines, facility closures, and travel and logistics restrictions. The extent to which the COVID-19 pandemic impacts the Company’s business, results of operations and financial condition will depend on future developments. The Company cannot reasonably estimate the impact at this time.

Segment Information

The Company manages its business globally within one reportable segment, which is consistent with how our management reviews the business, prioritizes investment and resource allocation decisions, and assesses operating performance.

Results of Operations

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except shares and per share data)	2022	2021	2022	2021

Revenues	$12,080	$5,422	$22,417	$8,492
Cost of sales	3,824	2,077	7,013	3,561
Gross profit	8,256	3,345	15,404	4,931
Operating expenses
Selling and marketing	1,728	1,254	2,946	2,322
General and administrative	1,131	1,445	2,404	2,417
Research and development	827	925	1,556	1,586
Total operating expenses	3,686	3,624	6,906	6,325
Income (loss) from operations	4,570	(279)	8,498	(1,394)
Other income (expense):
Gain on sale of assets	-	-	12,779	-
Interest income	25	-	28	1
Interest expense	(1)	-	(1)	(1)
Other income, net	24	-	12,806	-
Net income (loss) before income tax	4,594	(279)	21,304	(1,394)
Provision for income taxes	1,070	-	1,718	-
Net income (loss)	$3,524	$(279)	$19,586	$(1,394)

Three months ended June 30, 2022 compared to the three months ended June 30, 2021

Revenues. Revenues were $12.1 million for the three months ended June 30, 2022 compared to $5.4 million for the three months ended June 30, 2021, an increase of 124.1% or $6.7 million. The increase was primarily driven by the higher number of units sold in the 2022 quarter, service revenue on installed units and the impact of COVID-19 in the three months ended June 30, 2021.

Cost of sales. Cost of sales was $3.8 million for the three months ended June 30, 2022 compared to $2.1 million for the three months ended June 30, 2021, an increase of $1.7 million, or 81.0%. The increase in cost of sales was primarily related to the increase in sales in the three months ended June 30, 2022.

Gross profit. Gross profit was $8.3 million for the three months ended June 30, 2022 compared to $3.3 million for the three months ended June 30, 2021, an increase of $5.0 million, or 152%. Our overall gross profit percentage was 68.6% in the three months ended June 30, 2022 compared to 61.1% in the corresponding period in 2021. The increase in gross profit was primarily driven by the higher number of units sold in 2022, service revenue on installed units, and the impact of COVID-19 in the three months ended June 30, 2021.

Selling and marketing. Selling and marketing expense was $1.7 million for the three months ended June 30, 2022 compared to $1.3 million for the three months ended June 30, 2021, an increase of $0.4 million, or 30.8%. The increase was primarily attributable to an increase in tradeshow expense, advertising expense and commissions offset by other marketing expenses.

General and administrative. General and administrative expense was $1.1 million for the three months ended June 30, 2022 compared to $1.4 million for the three months ended June 30, 2021, a decrease of $0.3 million, or 21.4%. The net decrease in general and administrative expense was primarily due to higher legal and professional fees in 2021.

Research and development. Research and development expense was $0.8 million for the three months ended June 30, 2022 compared to $0.9 million for the three months ended June 30, 2021, a decrease of $0.1 million, or 11.1%.

Six months ended June 30, 2022 compared to the six months ended June 30, 2021

Revenues. Revenues were $22.4 million for the six months ended June 30, 2022 compared to $8.5 million for the six months ended June 30, 2021, an increase of 163.5% or $13.9 million. The increase was primarily driven by the higher number of units sold in 2022, service revenue on installed units and the impact of COVID-19 in the first six months of 2021.

Cost of sales. Cost of sales was $7.0 million for the six months ended June 30, 2022 compared to $3.6 million for the six months ended June 30, 2021, an increase of $3.4 million, or 94.4%. The increase in cost of sales was commensurate with the increase in sales in the six months ended June 30, 2022.

Gross profit. Gross profit was $15.4 million for the six months ended June 30, 2022 compared to $4.9 million for the six months ended June 30, 2021, an increase of $10.5 million, or 214.3%. Our overall gross profit percentage was 68.8% in the six months ended June 30, 2022 compared to 57.6% in the corresponding period in 2021. The increase in gross profit was primarily driven by the higher number of units sold in 2022, service revenue on installed units, and the impact of COVID-19 in the six months ended June 30, 2021.

Selling and marketing. Selling and marketing expense was $2.9 million for the six months ended June 30, 2022 compared to $2.3 million for the six months ended June 30, 2021, an increase of $0.6 million, or 26.1%. The increase was primarily attributable to an increase in tradeshow expense, advertising expense and commissions offset by other marketing expenses.

General and administrative. General and administrative expense remained unchanged at $2.4 million for the six months ended June 30, 2022 and June 30, 2021.

Research and development. Research and development expense remained unchanged at $1.6 million for the six months ended June 30, 2022 and June 30, 2021.

Other income. Other income of $12.8 million is related to the gain on the sale of the Sculptura assets.

Financial Condition

The following discussion summarizes significant changes in assets and liabilities. Please see the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021 contained in Part I, Item 1 of this filing.

Assets

Cash and cash equivalents at June 30, 2022 increased $19.2 million. See Cash Flows for details on the change in cash and cash equivalents during the six months ended June 30, 2022.

Accounts receivable at June 30, 2022 decreased $1.8 million from December 31, 2021, primarily due to collection of receivables offset by an increase in sales of units in the six months ended June 30, 2022.

Inventories at June 30, 2022 decreased $74 thousand from December 31, 2021, primarily due to increase in purchases of finished goods offset by shipments of units sold in the six months ended June 30, 2022.

Liabilities

There were no borrowings under our revolving line of credit at June 30, 2022 or December 31, 2021.

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

Cash flows

The following table provides a summary of cash flows for the periods indicated:

	For the Six Months Ended
	June 30,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$4,978	$241
Investing activities	14,911	170
Financing activities	(705)	(114)
Total	$19,184	$297

Net cash provided by operating activities was approximately $5.0 million for the six months ended June 30, 2022, consisting of net income of approximately $19.6 million and an increase in net operating assets of approximately $2.9 million, offset by non-cash charges of approximately $11.7 million. Cash flows provided by operating activities primarily include the receipt of revenues offset by the payment of operating expenses incurred in the normal course of business. Non-cash charges consisted of a gain on asset sale (see Note 2, Dispositions, for more information), stock compensation expense, depreciation and amortization, a warranty provision, and impairment of intangible assets. Net cash provided in operating activities was $0.2 million for the six months ended June 30, 2021, consisting of a net loss of $1.4 million and an increase in net operating assets of $0.9 million and non-cash charges of $0.7 million. Cash flows used in operating activities consist primarily of revenues, offset by the payment of operating expenses incurred in the normal course of business, including year-end incentive compensation accrued for in the prior year.

Net cash provided by investing activities for the six months ended June 30, 2022 reflected $15 million of proceeds from the sale of assets, partially offset by purchases of property and equipment. Net cash provided by investing activities for the six months ended June 30, 2021 reflected approximately $0.2 million of proceeds from the sale of assets, partially offset by purchases of property and equipment.

Net cash used in financing activities for the six months ended June 30, 2022 primarily reflected $1.1 million to repurchase common stock, withholding taxes on stock-based compensation, and loan payable, offset by approximately $0.4 million of exercised stock options. Net cash used in financing activities for the six months ended June 30, 2021 primarily reflected $0.1 million of loan repayments and withholding taxes on stock compensation.

Indebtedness

Please see Note 5, Debt, to the financial statements.

Contractual Obligations and Commitments

Please see Note 9, Commitments and Contingencies, to the financial statements.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

As of June 30, 2022, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of June 30, 2022, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

There were no unregistered sales of securities during the six months ended June 30, 2022.

(b) Use of Proceeds from the Sale of Registered Securities

None.

(c) Purchases of Equity Securities by the Registrant and Affiliated Purchases.

In March 2022, the Company announced that its Board of Directors had authorized a program to purchase up to $3,000,000 of shares of its common stock.  Purchases may be made in a variety of methods, including open market, from time to time, depending upon market conditions, including the market price of the common stock, and other factors.  The program has no time limit and may be modified, suspended or discontinued at any time.

During the three months ended June 30, 2022, the following repurchases were made:

			Total number of shares (or units)	Maximum number (or approximate dollar value)
	Total number of	Average price	purchased as part of publicly	of shares (or units) that may yet be purchased
	shares repurchased	paid per share	announced plans or programs	under the plans or programs
April 1, 2022 to April 30, 2022	-	$-	-	$3,000,000
May 1, 2022 to May 31, 2022	125,823	$7.89	125,823	$2,007,568
June 1, 2022 to June 30, 2022	700	$7.46	700	$2,002,346
Total	126,523	$7.89	126,523

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

SENSUS HEALTHCARE, INC.

Date: August 12, 2022	/s/ Joseph C. Sardano
Joseph C. Sardano
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2022	/s/ Javier Rampolla
Javier Rampolla
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)