Form 10-Q
period 2022-09-30
Sensus Healthcare, Inc.
filed 2022-11-10
CIK 1494891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 4, 2022, 16,612,105 shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

SENSUS HEALTHCARE, INC.

QUARTERLY REPORT ON FORM 10-Q

i

INTRODUCTORY NOTE

Caution Concerning Forward-Looking Statements

This report includes statements that are, or may be deemed, “forward-looking statements.” In some cases, these statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “could,” “might,” “will,” “should,” “approximately,” or “potential,” or negative or other variations of those terms or comparable terminology, although not all forward-looking statements contain these words.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SENSUS HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30,	December 31,
(in thousands, except shares and per share data)	2022	2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$37,577	$14,519
Accounts receivable, net	7,396	12,130
Inventories	2,350	1,759
Prepaid and other current assets	4,207	2,837
Total current assets	51,530	31,245
Property and equipment, net	474	605
Intangibles, net	74	146
Deposits	36	75
Deferred tax asset	1,602	-
Operating lease right-of-use assets, net	1,043	169
Total assets	$54,759	$32,240
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$4,883	$4,058
Product warranties	302	508
Operating lease liabilities, current portion	187	174
Loan payable	-	51
Income tax payable	233	-
Deferred revenue, current portion	979	1,172
Total current liabilities	6,584	5,963
Operating lease liabilities	879	-
Deferred revenue, net of current portion	172	262
Total liabilities	7,635	6,225
Commitments and contingencies
Stockholders’ equity
Preferred stock, 5,000,000 shares authorized and none issued and outstanding	-	-
Common stock, $0.01 par value – 50,000,000 authorized; 16,815,011 issued and 16,601,355 outstanding at September 30, 2022; 16,694,311 issued and 16,617,274 outstanding at December 31, 2021	169	167
Additional paid-in capital	44,921	44,115
Treasury stock, 213,656 and 77,037 shares at cost, at September 30, 2022 and December 31, 2021, respectively	(1,439)	(325)
Retained earnings (Accumulated deficit)	3,473	(17,942)
Total stockholders’ equity	47,124	26,015
Total liabilities and stockholders’ equity	$54,759	$32,240

See accompanying notes to the unaudited condensed consolidated financial statements.

SENSUS HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except shares and per share data)	2022	2021	2022	2021

Revenues	$9,010	$5,525	$31,428	$14,017
Cost of sales	3,136	2,324	10,150	5,885
Gross profit	5,874	3,201	21,278	8,132
Operating expenses
Selling and marketing	1,807	1,180	4,753	3,502
General and administrative	1,160	1,082	3,564	3,499
Research and development	746	744	2,302	2,330
Total operating expenses	3,713	3,006	10,619	9,331
Income (loss) from operations	2,161	195	10,659	(1,199)
Other income (expense):
Gain on sale of assets	-	-	12,779	-
Interest income	119	-	147	1
Interest expense	(1)	-	(2)	(1)
Other income, net	118	-	12,924	-
Income (loss) before income tax	2,279	195	23,583	(1,199)
Provision for income taxes	450	-	2,168	-
Net income (loss)	$1,829	$195	$21,415	$(1,199)
Net income (loss) per share – basic	$0.11	$0.01	$1.30	$(0.07)
diluted	$0.11	$0.01	$1.28	$(0.07)
Weighted average number of shares used in computing net income (loss) per share – basic	16,478,742	16,486,969	16,498,557	16,470,258
diluted	16,595,029	16,498,832	16,671,620	16,470,258

See accompanying notes to the unaudited condensed consolidated financial statements.

SENSUS HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

			Additional			Retained Earnings
	Common Stock		Paid-In	Treasury Stock		(Accumulated
(in thousands, except shares)	Shares	Amount	Capital	Shares	Amount	Deficit)	Total

December 31, 2020	16,564,311	$166	$43,701	(73,208)	$(310)	$(22,061)	$21,496
Stock-based compensation	-	-	60	-	-	-	60
Surrender of shares for tax withholding on stock compensation	-	-	-	(1,484)	(6)	-	(6)
Net loss	-	-	-	-	-	(1,115)	(1,115)
March 31, 2021 (unaudited)	16,564,311	$166	$43,761	(74,692)	$(316)	$(23,176)	$20,435
Stock-based compensation	-	-	59	-	-	-	59
Net loss	-	-	-	-	-	(279)	(279)
June 30, 2021 (unaudited)	16,564,311	$166	$43,820	(74,692)	$(316)	$(23,455)	$20,215
Stock-based compensation	130,000	1	205	-	-	-	206
Surrender of shares for tax withholding on stock compensation	-	-	-	(2,345)	(9)	-	(9)
Net income	-	-	-	-	-	195	195
September 30, 2021 (unaudited)	16,694,311	$167	$44,025	(77,037)	$(325)	$(23,260)	$20,607

December 31, 2021	16,694,311	$167	$44,115	(77,037)	$(325)	$(17,942)	$26,015
Stock-based compensation	-	-	57	-	-	-	57
Exercise of stock options	62,500	1	346	-	-	-	347
Surrender of shares for tax withholding on stock compensation	-	-	-	(2,226)	(23)	-	(23)
Net income	-	-	-	-	-	16,062	16,062
March 31, 2022 (unaudited)	16,756,811	$168	$44,518	(79,263)	$(348)	$(1,880)	$42,458
Stock-based compensation	-	-	40	-	-	-	40
Exercise of stock options	5,000	-	28	-	-	-	28
Stock repurchase	-	-	-	(126,523)	(1,005)	-	(1,005)
Net income	-	-	-	-	-	3,524	3,524
June 30, 2022 (unaudited)	16,761,811	$168	$44,586	(205,786)	$(1,353)	$1,644	$45,045
Stock-based compensation	-	-	40	-	-	-	40
Exercise of stock options	53,200	1	295	-	-	-	296
Surrender of shares for tax withholding on stock compensation	-	-	-	(7,870)	(86)	-	(86)
Net income	-	-	-	-	-	1,829	1,829
September 30, 2022 (unaudited)	16,815,011	$169	$44,921	(213,656)	$(1,439)	$3,473	$47,124

See accompanying notes to the unaudited condensed consolidated financial statements.

SENSUS HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended
	September 30,
(in thousands)	2022	2021
Cash flows from operating activities
Net income (loss)	$21,415	$(1,199)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	241	472
Loss on sale of property and equipment	-	46
Gain on sale of assets	(12,779)	-
Gain resulting from termination of lease	-	(38)
Provision for product warranties	252	262
Stock-based compensation	137	325
Impairment of intangible assets	-	88
Deferred income taxes	(1,602)	-
Decrease (increase) in:
Accounts receivable	4,734	(293)
Inventories	(2,036)	2,453
Deposits	40	-
Prepaid and other current assets	(1,200)	254
Increase (decrease) in:
Accounts payable and accrued expenses	161	(343)
Operating lease liability	(154)	-
Income tax payable	233	-
Deferred revenue	(283)	(408)
Product warranties	(458)	(125)
Total adjustments	(12,714)	2,693
Net cash provided by operating activities	8,701	1,494
Cash flows from investing activities
Acquisition of property and equipment	(149)	(90)
Proceeds from sale of asset	15,000	257
Net cash provided by investing activities	14,851	167
Cash flows from financing activities
Repurchase of common stock	(1,005)	-
Withholding taxes on stock-based compensation	(109)	(15)
Repayment of loan payable	(51)	(162)
Exercise of stock options	671	-
Net cash used in financing activities	(494)	(177)
Net increase in cash and cash equivalents	23,058	1,484
Cash and cash equivalents – beginning of period	14,519	14,907
Cash and cash equivalents – end of period	$37,577	$16,391
Supplemental disclosure of cash flow information:
Interest paid	$2	$1
Income tax paid	$3,477	$-
Supplemental schedule of noncash investing and financing transactions:
Operating lease right-of-use asset and lease liability increase from lease modification	$1,045	$-
Decrease in operating lease right-of-use asset and operating lease liabilities from early termination of lease	$-	$(655)
Transfer of inventory to property and equipment	$44	$66

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

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or for any other period.

The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”).

Revenue Recognition

The Company’s revenue derives from sales of the Company’s devices and services related to maintaining and repairing the devices as part of a service contract or on an ad-hoc basis without a service contract.

The Company provides warranties, generally for one year, in conjunction with the sale of its products. These warranties entitle the customer to repair, replacement, or modification of the defective product, subject to the terms of the relevant warranty. The Company has determined that these warranties do not represent separate performance obligations, as the customer does not have the option to purchase the warranty separately and the warranty does not provide the customer with a service in addition to the assurance that the product complies with agreed-upon specifications. The Company records an estimate of future warranty claims at the time it recognizes revenue from the sale of the device based upon management’s estimate of the future claims rate.

Revenue is recognized upon transfer of control of promised goods or services to customers when the product is shipped or the service is rendered, based on the amount the Company expects to receive in exchange for those goods or services. The Company enters into contracts that can include multiple services, which are accounted for separately if they are determined to be distinct.

The revenues from service contracts are recognized over the service contract period on a straight-line basis. In the event that a customer does not sign a service contract, but requests maintenance or repair services after the warranty expires, the Company recognizes revenue when the service is rendered.

The Company has determined that in practice no significant discount is given on the service contract when it is offered with the device purchase as compared to when it is sold on a stand-alone basis. The service level provided is identical whether the service contract is purchased on a stand-alone basis or together with the device. There is no termination provision in the service contract or any penalties in practice for cancellation of the service contract.

Disaggregated revenue for the three and nine months ended September 30, 2022 and 2021 was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Product Revenue - recognized at a point in time	$7,901	$4,392	$28,101	$10,316
Service Revenue - recognized at a point in time	486	421	1,010	1,334
Service Revenue - recognized over time	623	712	2,317	2,367
Total Revenue	$9,010	$5,525	$31,428	$14,017

The Company operates in a highly regulated environment, primarily in the U.S. dermatology market, in which state regulatory approval is sometimes required before the customer is able to use the product. In cases where such regulatory approval is pending, revenue is deferred until such time as regulatory approval is obtained.

Deferred revenue as of September 30, 2022 was as follows:

(in thousands)	Product	Service	Total
Balance, beginning of period	$97	$1,337	$1,434
Revenue recognized	(733)	(2,317)	(3,050)
Amounts invoiced	923	1,844	2,767
Balance, end of period	$287	$864	$1,151

The Company does not disclose information about remaining performance obligations with original expected durations of one year or less in connection with deposits for products. Estimated service revenue to be recognized in the future related to performance obligations fully or partially unsatisfied as of September 30, 2022 is as follows:

(in thousands) Year	Service Revenue
2022 (October 1 – December 31, 2022)	$271
2023	454
2024	96
2025	23
2026	20
Total	$864

Shipping and handling costs are expensed as incurred and are included in cost of sales.

Segment and Geographical Information

The following table illustrates total revenue for the three and nine months ended September 30, 2022 and 2021 by geographic region.

	For the Three Months Ended
	September 30,
(in thousands)	2022		2021
United States	$8,407	93%	$5,344	97%
China	594	7%	170	3%
Other	9	0%	11	0%
Total Revenue	$9,010	100%	$5,525	100%

	For the Nine Months Ended
	September 30,
(in thousands)	2022		2021
United States	29,904	95%	13,062	93%
China	1,484	5%	939	7%
Other	40	0%	16	0%
Total Revenue	$31,428	100%	$14,017	100%

One customer in the U.S. accounted for 63% and 43% of total revenue for the three months ended September 30, 2022 and 2021, respectively; 73% and 35% for the nine months ended September 30, 2022 and 2021, respectively; and 80% and 51% of the accounts receivable as of September 30, 2022 and December 31, 2021, respectively.

Fair Value of Financial Instruments

Carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate fair value due to their relatively short maturities.

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

Accounts Receivable

The Company does business and extends credit based on an evaluation of each customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables varies by customer, primarily due to the customer’s financial condition. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The allowance for doubtful accounts was $69 thousand as of both September 30, 2022 and December 31, 2021.

Inventories

Inventories consist of finished product and components and are stated at the lower of cost or net realizable value, determined using the first-in-first-out method. The Company periodically reviews the value of items in inventory and reserves for inventory based on its assessment of market conditions. The reserve is charged to cost of goods sold. The reserve for inventory obsolescence was $18 thousand as of both September 30, 2022 and December 31, 2021.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Shares	-	-	-	7,287

The factors used in the earnings per share computation are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Basic
Net income (loss)	$1,829	$195	$21,415	(1,199)
Weighted average common shares outstanding	16,479	16,487	16,499	16,470
Basic earnings per share	$0.11	$0.01	$1.30	$(0.07)
Diluted
Net income (loss)	$1,829	$195	$21,415	(1,199)
Weighted average common shares outstanding	16,479	16,487	16,499	16,470
Dilutive effects of:
Assumed exercise of stock options	58	-	103	-
Restricted stock awards	58	12	70	-
Dilutive shares	16,595	16,499	16,672	16,470
Diluted earnings per share	$0.11	$0.01	$1.28	$(0.07)

Leases

The Company evaluates arrangements at inception to determine if an arrangement is or contains a lease. Operating lease assets represent the Company’s right to use an underlying asset for the lease term, and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise the options. To determine the present value of the lease payment, the Company uses an incremental borrowing rate that the Company would expect to incur for a fully collateralized loan over a similar term under similar economic conditions. In addition, the Company has elected available practical expedients to not separate lease and non-lease components for all leased assets and to exclude leases with initial terms of 12 months or less.

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

Recent Accounting Pronouncement

In March 2020, the FASB issued ASU 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, to provide temporary optional expedients and exceptions to U.S. GAAP guidance on contract modifications to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate, or LIBOR, to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. The guidance is effective prospectively as of March 12, 2020 through December 31, 2022 and interim periods within those fiscal years. This update is not expected to have a significant impact on the Company’s financial statements.

Note 2 — Disposition

On February 25, 2022, the Company sold its Sculptura assets for $15 million in cash. The sale price was allocated to the existing assets and liabilities based on the book value at the date of the transaction. A summary of the assets and liabilities sold is as follows:

Book Value
Cash	$15,000
Inventory	(1,401)
Property and equipment	(157)
Other liabilities	(663)
Gain on asset sale	$12,779

Note 3 — Property and Equipment

	As of	As of
	September 30,	December 31,	Estimated
(in thousands)	2022	2021	Useful Lives
	(unaudited)
Operations equipment	$1,354	$1,760	3 years
Tradeshow and demo equipment	1,032	927	3 years
Computer equipment	150	129	3 years
	2,536	2,816
Less accumulated depreciation	(2,062)	(2,211)
Property and Equipment, Net	$474	$605

Depreciation expense was $51 thousand and $103 thousand for the three months ended September 30, 2022 and 2021, respectively, and $169 thousand and $392 thousand for the nine months ended September 30, 2022 and 2021, respectively.

Note 4 — Intangibles

(in thousands)	Patent Rights	Customer Relationships	Total
December 31, 2021, net	$145	$1	$146
Amortization expense	(72)	-	(72)
September 30, 2022, net	$73	$1	$74

Accumulated amortization was $1,200 thousand and $1,128 thousand as of September 30, 2022 and December 31, 2021, respectively.

Note 5 — Debt

The Company has a revolving credit facility that, as of December 31, 2021, provided for maximum borrowings equal to the lesser of (a) the $10 million commitment amount or (b) the borrowing base plus a $3 million non-formula sublimit. In April 2022, the term was extended to April 1, 2024, and the maximum borrowings were increased to the lesser of (a) the $15 million commitment amount or (b) the borrowing base plus a $7.5 million non-formula sublimit. The Company was in compliance with its financial covenants as of September 30, 2022 and December 31, 2021. There were no borrowings outstanding under the revolving credit facility at September 30, 2022 or December 31, 2021.

Note 6 — Product Warranties

Changes in product warranty liability were as follows for the nine months ended September 30, 2022:

(in thousands)
Balance, December 31, 2021	$508
Warranties accrued during the period	252
Payments on warranty claims	(458)
Balance, September 30, 2022	$302

Note 7 — Leases

Operating Lease Agreements

The Company leases its headquarters office from an unrelated third party. Previously, the lease was last renewed in 2016 and was to expire in September 2022. In April 2022, the Company renewed the headquarters office lease through September 2027.

With the renewal, the present value of the right of use lease assets (“ROU”) and operating lease liability at the renewal of the lease was $1,156 thousand using an incremental borrowing rate of 5% as imputed interest. The amortization of the ROU was $44 thousand and $53 thousand for the three months ended September 30, 2022 and 2021, respectively, and $147 thousand and $156 thousand for the nine months ended September 30, 2022 and 2021, respectively.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of September 30, 2022.

(in thousands)

Maturity of Operating Lease Liabilities	Amount
2022 (October 1 – December 31, 2022)	$43
2023	237
2024	238
2025	245
2026	253
Thereafter	194
Total undiscounted operating leases payments	$1,210
Less: Imputed interest	(144)
Present Value of Operating Lease Liabilities	$1,066

Other Information
Weighted-average remaining lease term	5 years
Weighted-average discount rate	5%

Cash paid for amounts included in the measurement of operating lease liabilities was $170 thousand and $331 thousand for the nine months ended September 30, 2022 and the year ended December 31, 2021, respectively, and is included in cash flows from operating activities in the accompanying consolidated statement of cash flows.

Operating lease cost was $60 thousand and $57 thousand for the three months ended September 30, 2022 and 2021, respectively, and $177 thousand and $264 thousand for the nine months ended September 30, 2022 and 2021, respectively. The financing component for operating lease obligations represents the effect of discounting the operating lease payments to their present value.

Note 8 — Stockholders’ Equity

Preferred Stock

The Company has authorized 5 million shares of preferred stock. No shares of preferred stock were issued or outstanding at September 30, 2022 or December 31, 2021.

Common Stock

During the nine months ended September 30, 2022, the Company issued 120,700 shares of common stock upon the exercise of stock options with an exercise price of $5.55.

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

Note 9 — Commitments and Contingencies

Manufacturing Agreement

In 2010, the Company entered into a three-year contract manufacturing agreement with an unrelated third party for the production and manufacture of the SRT-100 (and subsequently the SRT-100 Vision and the SRT-100 Plus), in accordance with the Company’s product specifications. The agreement renews for successive one-year periods unless either party notifies the other party in writing, at least 60 days prior to the anniversary date of the agreement, that it will not renew the agreement. The Company or the manufacturer may also terminate the agreement upon 90 days’ prior written notice. As of September 30, 2022, the agreement is still in effect.

Purchases from this manufacturer totaled approximately $7.8 million and $3.4 million for the three months ended September 30, 2022 and 2021, respectively, and approximately $14.6 million and $3.8 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021, approximately $1.1 million and $1.2 million, respectively, was due to this manufacturer, which is presented in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Legal Contingencies

The Company is a party to certain legal proceedings in the ordinary course of business. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and related contingencies.

In 2015, the Company learned that the Department of Justice (the “Department”) had commenced an investigation of the billing to Medicare by a physician who had treated patients with the Company’s SRT-100. The Department subsequently advised the Company that it was considering expanding the investigation to determine whether the Company had any involvements in physician’s use of certain reimbursements codes. The Company has received two Civil Investigative Demands from the Department seeking documents and written responses in connection with its investigation. The Company has fully cooperated with the Department. The Company disputes that it has engaged in any wrongdoing with respect to such reimbursement claims; among other things, the Company does not submit claims for reimbursement or provide coding or billing advice to physicians. To the Company’s knowledge, the Department has made no determination as to whether the Company engaged in any wrongdoing, or whether to pursue any legal action against the Company. Should the Department decide to pursue legal action, the Company believes it has strong and meritorious defenses and will vigorously defend itself. As of September 30, 2022, the Company is unable to estimate the cost associated with this matter.

Note 10 — STOCK-BASED COMPENSATION

2016 and 2017 Equity Incentive Plans

Awards for up to 397,473 shares of common stock may be granted under the Company’s 2016 Equity Incentive Plan, and awards for up to 500,000 shares may be granted under its 2017 Equity Incentive Plan. The awards may be made in the form of restricted stock awards or stock options, among other things. As of September 30, 2022, 135,973 shares are available to be granted in the plans.

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

Restricted stock activity for the nine months ended September 30, 2022 is summarized below:

		Weighted-
		Average
		Grant
	Restricted	Date Fair
Outstanding at	Stock	Value
December 31, 2021	123,750	$3.90
Granted	-	-
Vested	(41,250)	$3.90
Forfeited	-	-
September 30, 2022	82,500	$3.90

The Company recognizes forfeitures as they occur rather than estimating a forfeiture rate. The reduction of stock compensation expense related to the forfeitures was $0 for the nine months ended September 30, 2022 and 2021.

Unrecognized stock compensation expense was $266 thousand as of September 30, 2022, which will be recognized over a weighted average period of 2 years.

Stock Options

Stock options expire 10 years after the grant date. Options that have been granted are exercisable and vest based on the terms on the related agreements. The following table summarizes the Company’s stock option activity:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
	Number of	Exercise	Term
Outstanding at	Options	Price	(In Years)
December 31, 2021	229,334	$5.55	6.07
Granted	-	-	-
Exercised	(120,700)	5.55	-
Expired	-	-	-
September 30, 2022	108,634	$5.55	5.33
Exercisable – September 30, 2022	108,634	$5.55	5.33

The stock options outstanding had an intrinsic value of $758 thousand and $382 thousand as of September 30, 2022 and December 31, 2021, respectively.

Stock compensation expense related to restricted stock and stock options was $40 thousand and $204 thousand for the three months ended September 30, 2022 and 2021, respectively, and $137 thousand and $324 thousand for the nine months ended September 30, 2022 and 2021, respectively.

Note 11 — Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, (“ASC 740”), which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

ASC 740-270 requires entities to determine the year-to-date (YTD) income tax expense or benefit by applying an estimated annual effective tax rate (AETR) to YTD ordinary income. Because of the inherent disconnect between the year-end balance sheet approach of ASC 740-10 and the interim income statement approach of ASC 740-270, questions have arisen about how to reflect the YTD expense or benefit on the balance sheet. An entity should generally adjust its income tax balance sheet accounts as of interim reporting periods in a manner that is representationally faithful to either the balance sheet approach of ASC 740-10, with respect to the measurement of current and deferred taxes, or the income statement approach of ASC 740-270. The method used in the interim financial statements was to calculate current taxes and derive the adjustment to deferred taxes as it appears representationally faithful to the balance sheet approach of ASC 740-10.

As of December 31, 2021, deferred tax assets were primarily the result of U.S. net operating loss and tax credit carryforwards. A valuation allowance of $3.7 million was recorded against the deferred tax asset balance as of December 31, 2021.

For the quarter ended March 31, 2022, the Company recorded a net valuation allowance release of $3.7 million on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of September 30, 2022, in part because, in the current year, the Company achieved three years of cumulative pretax income in the U.S. federal tax jurisdiction, management determined that there is sufficient positive evidence to conclude that it is more likely than not that the net deferred tax asset is realizable.

Income tax expense was $0.5 million and $0 for the three months ended September 30, 2022 and 2021, respectively, and $2.2 million and $0 for the nine months ended September 30, 2022 and 2021, respectively.

The effective tax rates for the three and nine months ended September 30, 2022 were 19.7% and 9.2%, respectively. The tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income the Company earns in those jurisdictions, which are expected to be fairly consistent in the near term. It is also affected by discrete items that may occur in any given year but are not consistent from year to year. The items that had the most significant impact on the difference between the statutory U.S. federal income tax rate of 21% and the effective tax rate for the three months ended September 30, 2022 were state income taxes, exercises of stock options, the favorable impact of credits, and the difference in statutory rates in foreign jurisdictions. The items that had the most significant impact on the difference between the statutory U.S. federal income tax rate of 21% and the effective tax rate for the nine months ended September 30, 2022 were state income taxes, exercises of stock options, the favorable impact of credits, the release of the valuation allowance during the first quarter, and the difference in statutory rates in foreign jurisdictions.

As of September 30, 2022, the Company’s U.S. federal and certain state tax returns remain subject to examination, beginning with those filed for the year ended December 31, 2018.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the information set forth within the financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and with our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2021 Annual Report.

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

Impact of COVID-19

The outbreak of COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has materially and adversely impacted the U.S. and global economies, as well as the Company, and its employees and operations, as well as customer demand. Although we have been able to continue to operate and service customers throughout the pandemic, it significantly impacted the Company’s sales throughout 2020, as social distancing forced physicians to temporarily close their practices. In 2021 and in the first three quarters of 2022, the Company was able to increase sales significantly. However, the ongoing COVID-19 pandemic, including the possible emergence of new variants, could further impact the Company’s operations and the operations of the Company’s customers, suppliers and vendors as a result of ongoing quarantines, facility closures, and travel and logistics restrictions. The extent to which the COVID-19 pandemic impacts the Company’s business, results of operations and financial condition will depend on future developments. The Company cannot reasonably estimate the impact at this time.

Segment Information

The Company manages its business globally within one reportable segment, which is consistent with how our management reviews the business, prioritizes investment and resource allocation decisions, and assesses operating performance.

Results of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except shares and per share data)	2022	2021	2022	2021

Revenues	$9,010	$5,525	$31,428	$14,017
Cost of sales	3,136	2,324	10,150	5,885
Gross profit	5,874	3,201	21,278	8,132
Operating expenses
Selling and marketing	1,807	1,180	4,753	3,502
General and administrative	1,160	1,082	3,564	3,499
Research and development	746	744	2,302	2,330
Total operating expenses	3,713	3,006	10,619	9,331
Income (loss) from operations	2,161	195	10,659	(1,199)
Other income (expense):
Gain on sale of assets	-	-	12,779	-
Interest income	119	-	147	1
Interest expense	(1)	-	(2)	(1)
Other income, net	118	-	12,924	-
Net Income (loss) before income tax	2,279	195	23,583	(1,199)
Provision for income taxes	450	-	2,168	-
Net income (loss)	$1,829	$195	$21,415	$(1,199)

Three months ended September 30, 2022 compared to the three months ended September 30, 2021

Revenues. Revenues were $9.0 million for the three months ended September 30, 2022 compared to $5.5 million for the three months ended September 30, 2021, an increase of $3.5 million, or 63.6%. The increase was primarily driven by the higher number of units sold in the 2022 quarter, service revenue on installed units, and the impact of COVID-19 in the three months ended September 30, 2021.

Cost of sales. Cost of sales was $3.1 million for the three months ended September 30, 2022 compared to $2.3 million for the three months ended September 30, 2021, an increase of $0.8 million, or 34.8%. The increase in cost of sales was primarily related to the increase in sales in the three months ended September 30, 2022.

Gross profit. Gross profit was $5.9 million for the three months ended September 30, 2022 compared to $3.2 million for the three months ended September 30, 2021, an increase of $2.7 million, or 84.4%. Our overall gross profit percentage was 65.6% in the three months ended September 30, 2022 compared to 57.9% in the corresponding period in 2021. The increase in gross profit was primarily driven by the higher number of units sold in 2022, customer mix, service revenue on installed units, and the impact of COVID-19 in the three months ended September 30, 2021.

Selling and marketing. Selling and marketing expense was $1.8 million for the three months ended September 30, 2022 compared to $1.2 million for the three months ended September 30, 2021, an increase of $0.6 million, or 50.0%. The increase was primarily attributable to an increase in tradeshow, advertising and commission expense.

General and administrative. General and administrative expense was $1.2 million for the three months ended September 30, 2022 compared to $1.1 million for the three months ended September 30, 2021, an increase of $0.1 million, or 9.1%. The net increase in general and administrative expense was primarily due to higher professional fees.

Research and development. Research and development expense remained unchanged at $0.7 million for the three months ended September 30, 2022 and September 30, 2021.

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

Revenues. Revenues were $31.4 million for the nine months ended September 30, 2022 compared to $14.0 million for the nine months ended September 30, 2021, an increase of $17.4 million, or 124.3%. The increase was primarily driven by the higher number of units sold in 2022, service revenue on installed units and the impact of COVID-19 in the first nine months of 2021.

Cost of sales. Cost of sales was $10.2 million for the nine months ended September 30, 2022 compared to $5.9 million for the nine months ended September 30, 2021, an increase of $4.3 million, or 72.9%. The increase in cost of sales was commensurate with the increase in sales in the nine months ended September 30, 2022.

Gross profit. Gross profit was $21.3 million for the nine months ended September 30, 2022 compared to $8.1 million for the nine months ended September 30, 2021, an increase of $13.2 million, or 163.0%. Our overall gross profit percentage was 67.83% in the nine months ended September 30, 2022 compared to 58.0% in the corresponding period in 2021. The increase in gross profit was primarily driven by the higher number of units sold in 2022, customer mix, service revenue on installed units, and the impact of COVID-19 in the nine months ended September 30, 2021.

Selling and marketing. Selling and marketing expense was $4.8 million for the nine months ended September 30, 2022 compared to $3.5 million for the nine months ended September 30, 2021, an increase of $1.3 million, or 37.1%. The increase was primarily attributable to an increase in tradeshow, advertising, and commission expense.

General and administrative. General and administrative expense was $3.6 million for the nine months ended September 30, 2022 compared to $3.5 million for the nine months ended September 30, 2021, an increase of $0.1 million, or 2.9%. The net increase in general and administrative expense was primarily due to higher professional fees.

Research and development. Research and development expense remained unchanged at $2.3 million for the nine months ended September 30, 2022 and September 30, 2021.

Other income. Other income of $12.8 million is related to the gain on the sale of the Sculptura assets.

Financial Condition

The following discussion summarizes significant changes in assets and liabilities. Please see the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021 contained in Part I, Item 1 of this filing.

Assets

Cash and cash equivalents at September 30, 2022 increased $23.1 million from December 31, 2021. See Cash Flows for details on the change in cash and cash equivalents during the nine months ended September 30, 2022.

Accounts receivable at September 30, 2022 decreased $4.7 million from December 31, 2021, primarily due to collection of receivables offset by an increase in sales of units in the nine months ended September 30, 2022.

Inventories at September 30, 2022 increased $591 thousand from December 31, 2021, primarily due to increase in purchases of finished goods offset by shipments of units sold in the nine months ended September 30, 2022.

Liabilities

There were no borrowings under our revolving line of credit at September 30, 2022 or December 31, 2021.

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

Cash flows

The following table provides a summary of cash flows for the periods indicated:

	For the Nine Months Ended
	September 30,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$8,701	$1,494
Investing activities	14,851	167
Financing activities	(494)	(177)
Total	$23,058	$1,484

Net cash provided by operating activities was approximately $8.7 million for the nine months ended September 30, 2022, consisting of net income of approximately $21.4 million and an increase in net operating assets of approximately $1.0 million, offset by non-cash charges of approximately $13.7 million. Cash flows provided by operating activities primarily include the receipt of revenues offset by the payment of operating expenses incurred in the normal course of business. Non-cash items consisted of a gain on asset sale (see Note 2, Dispositions, for more information), deferred income taxes, stock compensation expense, depreciation and amortization, and a warranty provision. Net cash provided in operating activities was $1.5 million for the nine months ended September 30, 2021, consisting of a net loss of $1.2 million, an increase in net operating assets of $1.5 million and non-cash charges of $1.2 million. Cash flows used in operating activities primarily include the receipt of revenues offset by the payment of operating expenses incurred in the normal course of business, including year-end incentive compensation accrued for in the prior year.

Net cash provided by investing activities for the nine months ended September 30, 2022 reflected $14.9 million of proceeds from the sale of assets, partially offset by purchases of property and equipment. Net cash provided by investing activities for the nine months ended September 30, 2021 reflected $0.2 million of proceeds from the sale of property and equipment, partially offset by purchases of property and equipment.

Net cash used in financing activities for the nine months ended September 30, 2022 primarily reflected $1.2 million to repurchase common stock, withholding taxes on stock-based compensation, and loan payable, offset by approximately $0.7 million of exercised stock options. Net cash used in financing activities for the nine months ended September 30, 2021 primarily reflected $0.2 million of loan repayments and withholding taxes on stock compensation.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

As of September 30, 2022, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of September 30, 2022, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

There were no unregistered sales of securities during the nine months ended September 30, 2022.

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

SENSUS HEALTHCARE, INC.

Date: November 10, 2022	/s/ Joseph C. Sardano
Joseph C. Sardano
Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2022	/s/ Javier Rampolla
Javier Rampolla
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)