Form 10-K
period 2022-12-31
Sensus Healthcare, Inc.
filed 2023-03-23
CIK 1494891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant on June 30, 2022, the last business day of the registrant’s most recently completed second quarter, was $113,764,116, based on the closing price of $7.68 per share of common stock on the Nasdaq Capital Market on that date. For this purpose, all outstanding shares of common stock have been considered held by non-affiliates, other than the shares beneficially owned by directors and officers of the registrant.

As of March 1, 2023 there were 16,396,766 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the Annual Meeting of Stockholders to be held on June 2, 2023, are incorporated by reference in Part III.

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

Forward-looking statements involve risks and uncertainties because they relate to events, developments, and circumstances relating to Sensus Healthcare, Inc., our industry, and/or general economic or other conditions that may or may not occur in the future or may occur on longer or shorter timelines or to a greater or lesser degree than anticipated. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, forward-looking statements are not guarantees of future performance, and our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from the forward looking statements contained in this report, as a result of the following factors, among others: our ability to maintain profitability; our ability to obtain and maintain the intellectual property needed to adequately protect our products, and our ability to avoid infringing or otherwise violating the intellectual property rights of third parties; the level and availability of government and/or third party payor reimbursement for clinical procedures using our products, and the willingness of healthcare providers to purchase our products if the level of reimbursement declines; the regulatory requirements applicable to us and our competitors; our ability to efficiently manage our manufacturing processes and costs; the risks arising from doing business in China and other foreign countries; legislation, regulation, or other governmental action, that affects our products, taxes, international trade regulation, or other aspects of our business; concentration of our customers in the U.S. and China, including the concentration of sales to one particular customer in the U.S.; the availability and terms of financing we may need to finance operations and growth; and other risks described from time to time in our filings with the Securities and Exchange Commission.

At the present time, we do not believe that the Russian invasion of Ukraine and global geopolitical uncertainty will have any particular impact on our business, but we continue to monitor developments and will address them in future disclosures, if applicable.

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

ii

PART I.

Item 1. BUSINESS

Overview

Sensus Healthcare, Inc. (together, with its subsidiary, unless the context otherwise indicates, “Sensus,” “we,” “us,” “our,” or the “Company”) is a medical device company committed to providing highly effective, non-invasive, and cost-effective treatments for both oncological and non-oncological skin conditions. The Company uses a proprietary low-energy X-ray technology known as superficial radiation therapy (“SRT”), which is based on over a decade of dedicated research and development, and has successfully incorporated SRT into a portfolio of treatment devices: the SRT-100TM, SRT-100+TM and SRT-100 VisionTM. To date, SRT technology has been used to effectively and safely treat oncological and non-oncological skin conditions in hundreds of thousands of patients around the world.

On February 25, 2022, the Company sold the assets comprising its SculpturaTM product for $15 million in cash. Additional information regarding this transaction can be found in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2022.

Our business was organized in 2010 and the Company, incorporated in Delaware, completed its initial public offering in 2016. The Company operates as one segment from its corporate headquarters located in Boca Raton, Florida. For further information see Note 1, Description of the Business, in the notes to the consolidated financial statements in Part II, Item 8.

Our Products and Services

SRT is the Company’s core technology. As of December 31, 2022, the Company had installed 686 units in 18 countries, primarily in the United States.

SRT-100

The SRT-100 is a photon x-ray low energy SRT system that provides patients an alternative to surgery for treating non-melanoma skin cancers, including basal cell and squamous cell skin cancers and other skin conditions such as keloids. The SRT-100 is especially effective in treating primary lesions that would otherwise be difficult to treat or require extensive surgery involving sensitive areas of the head and neck regions, such as the fold in the nose, eyelids, lips, corner of the mouth, and the lining of the ear, that would otherwise lead to a less than desirable cosmetic outcome. SRT treatment procedures do not require the use of anesthetics and eliminate the need for skin grafting. The Company believes that the SRT-100 provides healthcare providers and patients with a safe, virtually painless, and substantially non-scarring treatment option for non-melanoma skin cancer and other skin conditions, such as keloids. It allows dermatologists to retain non-melanoma skin cancer patients, rather than referring them to specialists, while offering radiation oncologists an alternative to costly linear accelerator–based treatments with a process that is less invasive, more time-efficient, and improves practice economics. Revenue is primarily derived from sales of our SRT-100 product line. The SRT-100 provides the following clinical and functional advantages:

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

SRT-100 Vision

The SRT-100 Vision provides customers with additional options compared to the SRT-100 base model. These additional options allow for dedicated treatment planning and full treatment progression documentation in a patient’s record. The SRT-100 Vision provides the user with a unique SRT-tailored treatment planning application that integrates an embedded high frequency ultrasound imaging module, volumetric tumor analysis, beam margins planning, and comprehensive dosimetry parameters. This allows the user to precisely and more accurately plan and prescribe the patient-specific treatment course to maximize patient outcomes and workflow efficiency. The SRT-100 Vision also offers a comprehensive control console and workflow management that provides full record and treatment tracing, operator-level access and functional control, audio-visual patient and treated lesion monitoring, and advanced dosimetry setting and tracing.

SRT-100+

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

Sensus also provides, through the program, turnkey pre-and post-sale services that include the following:

●	Providing a pre-install kit for the contractors to prepare the treatment room;

●	Room retrofit and shielding;

●	System shipping coordination and installation;

●	System commissioning by a medical physicist (through a national physics network);

●	System registration with the state and daily workflow documentation preparation;

●	Clinical applications training with the customer’s SRT staff; and

●	Treating the first scheduled patients with our customers (onsite applications training).

Other products

Transdermal Infusion (TDI)

TransDermal Infusion® is a Class II FDA cleared biophysical alternative used to infuse high weight molecule modalities into the dermis (skin) for medical and aesthetic purposes without the use of needles. The Company began distributing this product, which is manufactured in Italy, in 2022. The Company distributed 23 systems during 2022.

Lasers

Sensus also distributes laser devices, for the aesthetic dermatology market, which includes applications for hair removal, vascular lesions, acne treatment, epidermal pigment removal (including removal of spots, freckles, and tattoos), skin toning, and skin rejuvenation.

Consumables

The Company sells disposable lead shielding replacements, disposable radiation safety items, such as aprons and eye shields, ultrasound probe film, and disposable applicator tips, which are used to treat various sized lesions and different areas of the body. Additionally, TDI requires the purchase of disposable tips.

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

In order to grow its business, Sensus must be able to compete effectively for market acceptance of its products. Key competitive factors include improved outcomes for medical conditions, acceptance by doctors treating non-melanoma skin cancer and keloids, acceptance by the patient community, ease of use and reliability, product price and qualification for reimbursement, technical leadership and superiority, effective marketing and distribution, speed to market, and quality of client service.

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

The Company maintains internal policies, procedures, and supplier management processes designed to ensure that RbM meets applicable quality standards, including FDA and International Organization for Standardization, or ISO, requirements. To date, Sensus has not experienced any difficulty in locating and obtaining the materials necessary to meet the demand for our products, and believes manufacturing capacity is sufficient to meet global market demand for our products for the foreseeable future.

The Company believes this third-party manufacturing relationship allows us to work with a supplier that has well-developed specific competencies while minimizing our capital investment, controlling costs, and shortening cycle times, all of which has allowed us to compete effectively with our competitors. Sensus also works with other third parties that it believes could be relied upon if we needed to change suppliers.

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

The Company possesses seven issued U.S. and Global patents. The patents relate to technology that is pertinent to the Company.

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

One patent application was pending at December 31, 2022.

The Company also owns six U.S. trademark registrations (expiring from 2025 through 2031).

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

The Company can provide no assurance that any patents or trademarks will be issued or registered as a result of our pending or future applications for such intellectual property. Even if any such patents or trademarks are ultimately issued or registered, they, or any of the Company’s other intellectual property, may not provide any meaningful protection or competitive advantage. Intellectual property could be challenged, invalidated, circumvented, infringed upon, or misappropriated. In addition, third parties have claimed, and in the future may claim, that the Company or customers, licensees, or other parties indemnified by the Company are infringing upon their intellectual property rights.

Government Regulation

Sensus’s business is subject to extensive federal, state, local, and foreign laws and regulations, including those relating to the protection of the environment, health, and safety. Some of the pertinent laws and regulations have not been definitively interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of subjective interpretations. In addition, these laws and regulations and their interpretations are subject to change, and new laws may be enacted. Both federal and state governmental agencies continue to subject the healthcare industry to intense regulatory scrutiny, including heightened civil and criminal enforcement efforts. The Company believes that its business operations and relationships with customers and suppliers are structured to comply with all applicable legal requirements. However, it is possible that governmental entities or other third parties could interpret these laws and regulations differently and assert otherwise. Discussed below are statutes and regulations that are most relevant to the Company’s business. For the two-year period ended December 31, 2022, we incurred approximately $1.3 million in expenses related to regulatory compliance and quality standards.

FDA Regulation of Medical Devices

The Federal Food, Drug and Cosmetic Act (“FDCA”) and FDA regulations establish a comprehensive system for the regulation of medical devices intended for human use. Sensus’s medical device products are subject to these regulations, as well as other federal, state, and local laws and regulations. The FDA is also responsible for the overall enforcement of quality, regulatory, and statutory requirements governing medical devices.

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

Unless it is exempt from premarket review requirements, a medical device must receive marketing authorization from the FDA prior to being commercially distributed in the U.S. For Class II devices, 510(k) is the most common pathway to obtain market authorization in the US.

510(k) pathway

We have previously received FDA 510(k) clearances for our SRT-100, SRT-100 Vision, and SRT-100+ (Class II) products through the 510(k) pathway due to the requirement for special controls. To date, other available US regulatory pathways have not been appropriate for our developed products and may involve extended review periods.

Ongoing FDA regulation

After a device is entered into commerce in the U.S., regardless of its classification or premarket pathway, numerous additional FDA requirements generally apply. These include:

●	Establishment registration and device listing requirements, in accordance with 21 CFR, Part 807;

●	Quality System Regulation requirements, which govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging, labeling, storage, installation, and servicing of finished devices, in accordance with 21 CFR, Part 820;

●	Labeling requirements, which mandate the inclusion of certain content in device labels and labeling, and which also prohibit the promotion of products for uncleared or unapproved (i.e., “off-label”) uses;

●	Medical Device Reporting regulation, which requires that manufacturers and importers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur, in accordance with 21 CFR, Part 803; and

●	Reports of Corrections and Removals regulation, which requires that manufacturers and importers (a) report to the FDA recalls (i.e., corrections or removals) if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health, and (b) keep records of recalls that they determine to be not reportable, all in accordance with 21 CFR, Part 806.

The FDA enforces these requirements by inspection and market surveillance. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include, but is not limited to, the following sanctions:

●	Issuance of Form 483 observations (also known as “minor non-conformances”) during a facilities inspection;

●	Untitled letters or warning letters;

●	Fines, injunctions, and civil penalties;

●	Consent Decrees, which forces improvements in the quality management system through the use of the federal courts;

●	Recall or seizure of products;

●	Operating restrictions, partial suspension or total shutdown of production;

●	Refusing 510(k) clearance or premarket approval of new products;

●	Withdrawing 510(k) clearance or premarket approvals that are already granted; and

●	Criminal prosecution.

The Company is subject to unannounced establishment inspections by the FDA, as well as other regulatory agencies overseeing the implementation of and compliance with applicable state public health regulations. These inspections may include our suppliers’ facilities.

International Regulations

International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. In order to market our products in other countries, the Company must obtain regulatory approvals and comply with safety and quality regulations. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ. The European Union/European Economic Area, or EU/EEA, requires a CE conformity mark in order to market medical devices. The UK, due to Brexit, also requires a separate clearance. Many other countries, such as Australia, India, New Zealand, Pakistan, and Sri Lanka, accept CE or FDA clearance or approval, although others, such as China, Brazil, Canada and Japan, require separate regulatory filings.

In the EU/EEA, existing Sensus devices are required to comply with the essential requirements of the EU Medical Devices Directive (93/42/EEC), while any new products placed in the EU/EEA must comply with the EU Medical Device Regulation (2017/745). Compliance with these requirements entitles the Company to affix the CE marking of conformity to our medical devices, without which they cannot be commercialized in the EU/EEA. To demonstrate compliance with the essential requirements and obtain the right to affix the CE marking of conformity, the Company must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low-risk medical devices (Class I), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the essential requirements of the Medical Devices Directive (existing products) or Medical Device Regulation (new products), a conformity assessment procedure requires the intervention of a Notified Body, which is an organization accredited by a Member State of the EU/EEA to conduct conformity assessments. The Notified Body typically audits and examines the quality system for the manufacture, design, and final inspection of devices before issuing a certification demonstrating compliance with the essential requirements. Based on this certification, we can draw up an EU Declaration of Conformity which allows us to affix the CE mark to our products.

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

Sales and Marketing Commercial Compliance

Federal anti-kickback laws and regulations prohibit, among other things, persons from knowingly and willfully soliciting, receiving, offering, or paying remuneration, directly or indirectly, in exchange for, or to induce either the referral of an individual, or the purchase, order, or recommendation of, any good or service paid for under federal healthcare programs such as the Medicare and Medicaid programs. Possible sanctions for violation of these anti-kickback laws include monetary fines, civil and criminal penalties, exclusion from Medicare and Medicaid programs, and forfeiture of amounts collected in violation of such prohibitions.

In addition, federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Off-label promotion has been pursued as a violation of the federal false claims laws. Pursuant to FDA regulations, we can only market our products for cleared or approved uses. Although surgeons are permitted to use medical devices for indications other than those cleared or approved by the FDA based on their medical judgment, we are prohibited from promoting products for such off-label uses. Additionally, the majority of states in which we market our products have similar anti-kickback, false claims, anti-fee splitting, and self-referral laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers. Violations of these laws may result in substantial civil and criminal penalties.

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

U.S. and foreign government regulators have increased regulation, enforcement, inspections, and governmental investigations of the medical device industry, including increased U.S. government oversight and enforcement of the Foreign Corrupt Practices Act. Whenever a governmental authority concludes that a company is not in compliance with applicable laws or regulations, that authority can impose fines, delay or suspend regulatory clearances, institute proceedings to detain or seize the company’s products, issue a recall, impose operating restrictions, enjoin future violations, assess civil penalties against the company, or its officers or employees, and recommend criminal prosecution. Moreover, governmental authorities can ban or request the recall, repair, replacement, or refund of the cost of devices the company distributes.

Additionally, the commercial compliance environment is continually evolving in the healthcare industry as some states, including California, Massachusetts and Vermont, mandate implementation of corporate compliance programs, along with the tracking and reporting of gifts, compensation, and other remuneration to physicians. The Affordable Care Act also imposes reporting and disclosure requirements on device manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers. Device manufacturers are also required to report and disclose any investment interests held by physicians and their family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply in multiple jurisdictions with different compliance or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements. The Company has implemented policies and procedures related to compliance, including in connection with sales and marketing activities.

Healthcare Fraud and Abuse

Healthcare fraud and abuse laws apply to Sensus’s business when a customer submits a claim for an item or service that is reimbursed under Medicare, Medicaid, or most other federally funded healthcare programs. The federal anti-kickback statute (the “Anti-Kickback Statute”) prohibits unlawful inducements for the referral of business reimbursable under federally funded healthcare programs, such as remuneration provided to physicians to induce them to use certain tissue products or medical devices reimbursable by Medicare or Medicaid. The Anti-Kickback Statute is subject to evolving interpretations. For example, the government has enforced the Anti-Kickback Statute to reach large settlements with healthcare companies based on sham consultant arrangements with physicians. The majority of states also have anti-kickback laws which establish similar prohibitions that may apply to items or services reimbursed by any third-party payor, including commercial insurers. Further, recently enacted amendments to the Affordable Care Act, among other things, amend the intent requirement of the Anti-Kickback Statute and criminal healthcare fraud statute. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of false claims statutes. If a governmental authority were to conclude that we are not in compliance with applicable laws and regulations, we and our officers and employees could be subject to severe criminal and civil penalties including, for example, exclusion from participation as a supplier of product to beneficiaries covered by Medicare or Medicaid. In addition to the Anti-Kickback Statute, the federal physician self-referral statute, commonly known as the Stark Law, prohibits physicians who have a financial relationship with an entity, including an investment, ownership, or compensation relationship, from referring Medicare patients for designated health services, which include clinical pathology services, unless an exception applies. Similarly, entities may not bill Medicare or any other party for services furnished pursuant to a prohibited referral. Many states have their own self-referral laws as well, which in some cases apply to all third-party payors, not just Medicare and Medicaid. If a governmental authority were to conclude that we are not in compliance with the Stark Law or state self-referral laws and regulations, our business could be subject to severe financial consequences, including the obligation to refund amounts billed to third-party payors in violation of such laws, civil penalties, and potentially exclusion from participation in government healthcare programs like Medicare and Medicaid. The Stark Law often is enforced through lawsuits brought under the Federal False Claims Act, violations of which trigger significant monetary penalties and treble damages.

Additionally, the civil False Claims Act prohibits knowingly presenting or causing the presentation of a false, fictitious, or fraudulent claim for payment to the U.S. government. Actions under the False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the False Claims Act can result in very significant monetary penalties and treble damages. The federal government is using the False Claims Act, and the accompanying threat of significant liability, in its investigations of healthcare providers and suppliers throughout the country for a wide variety of Medicare billing practices, obtaining multi-million and multi-billion dollar settlements in addition to individual criminal convictions. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ and suppliers’ compliance with the healthcare reimbursement rules and fraud and abuse laws. The Company has implemented policies and procedures related to compliance with applicable regulations designed to prevent healthcare fraud and abuse.

Health Information Privacy

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates that perform services for them that involve individually identifiable health information. The HIPAA privacy and security regulations, including the expanded requirements under HITECH, establish comprehensive federal standards with respect to the use and disclosure of protected health information by covered entities and their business associates, in addition to setting standards to protect the confidentiality, integrity, and security of protected health information.

The Company has implemented policies and procedures related to compliance with the HIPAA privacy and security regulations, as required by law. The privacy and security regulations establish a “floor” and do not supersede state laws that are more stringent. Therefore, we are required to comply with both federal privacy and security regulations and varying state privacy and security laws. In addition, for healthcare data transfers from other countries relating to citizens of those countries, the Company must comply with the laws of those other countries. The federal privacy regulations restrict the ability to use or disclose patient identifiable laboratory data, without patient authorization, for purposes other than payment, treatment, or healthcare operations (as defined by HIPAA), except for disclosures for various public policy purposes and other permitted purposes outlined in the privacy regulations. HIPAA, as amended by HITECH, provides for significant fines and other penalties for wrongful use or disclosure of protected health information in violation of the privacy and security regulations, including potential civil and criminal fines and penalties. If the Company does not comply with existing or new laws and regulations related to protecting the privacy and security of health information, it could be subject to monetary fines, civil penalties, or criminal sanctions. In addition, other federal and state laws that protect the privacy and security of patient information may be subject to enforcement and interpretations by various governmental authorities and courts resulting in complex compliance issues. The Company could incur damages under state laws pursuant to an action brought by a private party for the wrongful use or disclosure of confidential health information or other private personal information. If the Company were to experience a breach of protected health information, it could be subject to significant adverse publicity in addition to possible enforcement sanctions and civil damages lawsuits. Finally, the Company may be required to incur additional costs related to ongoing HIPAA compliance as may be necessary to address evolving interpretations and enforcement of HIPAA and other health information privacy and security laws, the enactment of new laws or regulations, emerging cybersecurity threats, and other factors.

Research and Development

Research and development costs related to development and quality and regulatory costs are expensed as incurred. For the years ended December 31, 2022 and 2021, the Company incurred research and development expenses of approximately $3.5 million and $3.4 million, respectively. The Company expects research and development expenses in 2023 to be generally consistent with 2022.

Employees and Human Capital

At December 31, 2022, the Company had 42 employees. None of the Company’s employees are represented by a labor union or covered by a collective bargaining agreement.

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

Available Information

Sensus files annual, quarterly, and current reports, proxy statements, and all amendments to these reports and other information with the SEC. Sensus makes available free-of-charge, on or through its website at http://www.sensushealthcare.com, Sensus’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and all amendments to those filings, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC . The information on Sensus’s website is not incorporated by reference in this Annual Report on Form 10-K. Reports, proxy statements, and other information regarding issuers that file electronically with the SEC, including Sensus’s filings, are also available to the public from the SEC’s website at http://www.sec.gov.

Item 1A.  RISK FACTORS

An investment in Sensus’s common stock contains a high degree of risk. Investors should carefully consider the following risks and uncertainties before making an investment decision with respect to our common stock. Our business, including our operating results and financial conditions, could be harmed if any of these risks, as well as other risks not currently known to us or that we currently deem immaterial, were to materialize. The trading price of Sensus’s common stock could decline due to the occurrence of any of these risks. In assessing these risks, investors should also refer to the other information included in our filings with the SEC, including our financial statements and the related notes.

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

Some private payors in the U.S. may base their reimbursement policies on the coverage decisions determined by the Center for Medicare & Medical Services, or CMS, which administers the Medicare program and works in partnership with state governments to administer the Medicaid program. Others may adopt different coverage or reimbursement policies for procedures performed using Sensus’s products, while some governmental programs, such as Medicaid, have reimbursement policies that vary from state to state, some of which may not pay an amount that supports the selling price of Sensus’s products, if at all. A Medicare national or local coverage decision denying coverage for any of the procedures performed using the Company’s products could result in private and other third-party payors also denying coverage. Medicare (Part B) and a number of private insurers in the U.S. currently cover and pay for both non-melanoma skin cancer and keloid treatments using the SRT-100. A withdrawal, or even contemplation of a withdrawal, by CMS, Medicaid or private payors of reimbursements, or any other unfavorable coverage or reimbursement decisions by government programs or private payors, could have a material adverse effect on the Company’s revenues and business.

Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. In many international markets, a product must be approved for reimbursement before it can be cleared for sale in that country. Further, many international markets have government-managed healthcare systems that control reimbursement for new devices and procedures. In most markets there are private insurance systems as well as government-managed systems. Sensus’s products may not be considered cost-effective by international third-party payors or governments managing healthcare systems. Furthermore, reimbursement may not be available or, if available, third-party payors’ reimbursement policies may adversely affect the Company’s ability to sell products profitably. If sufficient coverage and reimbursement are not available for Sensus’s products, in either the U.S. or internationally, the demand for these products and, consequently, the Company’s revenues and business, will be adversely affected.

The Company’s operations may be impaired if our information technology systems fail to perform adequately or are the subject of a data breach or cyberattack.

The Company’s information technology systems are critically important to operating business efficiently. The Company relies on information technology systems to manage business data, communications, employee information, and other business processes. The Company outsources certain business process functions to third-party providers and similarly relies on these third parties to maintain and store confidential information on their systems. The failure of these information technology systems to perform as the Company anticipates could disrupt business and could result in transaction errors, processing inefficiencies, and the loss of sales and customers, causing business and results of operations to suffer.

The Company has experienced, and expects to continue to experience, cyber security threats and incidents, none of which has been material to the Company to date. Although the Company protects our information technology systems, the Company has experienced varying degrees of cyber-incidents in the normal conduct of business, including viruses, worms, phishing, and other malicious activities. Although there have been no serious consequences to date, such breaches could result in unauthorized access to information, including customer, supplier, employee, or other company confidential data. The Company carries insurance against these risks, performs penetration tests from time to time, and designs business processes to attempt to mitigate the risk of such breaches. However, the Company’s efforts to mitigate these risks may be unsuccessful, and security breaches may occur. Moreover, the development and maintenance of these measures requires continuous monitoring as technologies change and efforts to overcome security measures evolve. However, a successful breach or attack could have a material negative impact on operations and subject the Company to consequences such as direct costs associated with incident response.

Substantially all of the Company’s revenue is generated from the sale of the SRT-100 and related products, and any decline in the sales of these products will negatively impact the Company’s business, financial condition, and results of operations.

The Company is focused heavily on the development and commercialization of a limited number of products for the treatment of non-melanoma skin cancer and other skin conditions with SRT. From the Company’s inception in 2010 through December 31, 2022, revenue has primarily been derived from sales of the SRT-100 product line and related services and ancillary products. Although the Company has introduced new products, the Company expects most of revenue in the near to medium term to be derived from or related to sales of the SRT-100 product line. Because of this, any decline in the sales of these products will negatively impact the Company’s business, financial condition, and results of operations.

The Company’s technology could be superseded by new products, treatments, or technologies that gain wider acceptance among doctors and patients, which could adversely affect the Company.

The medical device industry is highly competitive and subject to rapid technological change, and is significantly affected by the introduction of new products and treatment options. The Company’s products, some of which use technologies that have been available for many years, compete for market acceptance against those of healthcare providers who use other methods of treatment for similar diseases and conditions. If new products, treatments, and/or technologies were developed that gain wide acceptance among doctors and patients, it could take market share away from the Company, which could adversely affect the Company’s ability to maintain or increase revenue and/or render the Company’s products obsolete.

The Company has a single preferred supplier for the x-ray tubes and other major components used in the Company’s products and the loss of this preferred supplier could adversely affect the Company.

The Company has a single preferred supplier for the x-ray tubes and other major components used in the Company’s products. Although other suppliers exist in the market, the Company believes that our preferred supplier’s products are of a superior quality. The loss of the preferred supplier, or its inability to supply the Company with an adequate supply of these components, could hinder the Company’s ability to effectively produce the Company’s products to meet existing demand levels, especially if the Company were unable to timely procure them from other suppliers in the market, which could adversely affect the Company’s ability to commercialize products and to maintain or increase revenues.

The Company’s customers are concentrated in the U.S. (including one U.S. customer accounting for a significant portion of our sales), and economic difficulties or changes in the purchasing policies or patterns of the Company’s customers in the U.S. could have a significant impact on our business and operating results.

Most of the Company’s sales have been made to customers located in the U.S. (94% and 95% in the years ended December 31, 2022 and 2021, respectively). Additionally, a single customer in the U.S. accounted for approximately 73% and 57% of revenues for the years ended December 31, 2022, and December 31, 2021, respectively. Because of these concentrations, revenue could fluctuate significantly due to changes in economic conditions, competitive products, or the loss of, reduction of business with, or less favorable terms with, our significant customer or other U.S. customers. A reduction or delay in orders for the Company’s products for these or other reasons could materially harm business and results of operations.

Sensus may be required to obtain additional funds in the future, and these funds may not be available on acceptable terms or at all.

Sensus’s operations have consumed substantial amounts of cash since its inception, and Sensus may need to seek additional capital in the future. We have maintained a revolving line of credit with Silicon Valley Bank (“SVB”) since 2013. Although we have never borrowed any funds under this line of credit, we have maintained it as our sole source of borrowings, should they be needed. On March 10, 2023, SVB was closed by California and federal regulatory agencies. As a result of these actions, the Federal Deposit Insurance Corporation (FDIC) established Silicon Valley Bridge Bank, N.A. (the “Bridge Bank”) as successor to SVB. Based upon information available to us, we believe that the Bridge Bank has assumed all contracts of SVB in effect at the time of its failure (including our line of credit) and, that the Bridge Bank is expected to continue to perform under those contracts. Accordingly, we have not yet determined whether we will seek to replace the current line of credit with the Bridge Bank. Should we do so, we may not be able to enter into new credit facilities, and if we are able to enter into new credit facilities, the maximum borrowings permitted under, or other terms of, any such facilities may limit the amounts we are able to borrow or may impose greater restrictions on such borrowings or other aspects of our operations. Please see Note 5, Debt, to the consolidated financial statements for additional information regarding current line of credit with the Bridge Bank. If we are unable to borrow funds on favorable terms, or at all, we may not be able to support commercialization efforts, increase research and development activities, compete effectively, or meet debt and other contractual obligations, and the growth of our business may be negatively impacted.

The Company’s cash requirements in the future may be significantly different from current estimates and depend on many factors, including:

●	the results of commercialization efforts for products;

●	the need for additional capital to fund development programs;

●	the costs involved in obtaining and enforcing patents or any litigation by third parties regarding intellectual property;

●	the establishment of high-volume manufacturing and increased sales, marketing, and distribution capabilities;

●	success in entering into collaborative relationships with other parties; and

●	financial market instability or disruptions to the banking system due to bank failures, particularly in light of the recent events that have occurred with respect to SVB.

To the extent that Sensus raises additional capital through the sale of equity or convertible debt securities, the ownership interests of the existing stockholders will be diluted. Moreover, the terms of newly issued securities may include liquidation or other preferences that adversely affect common stockholders’ rights. Debt financing, if available, may involve covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures, or declaring distributions or dividends. If Sensus raises additional funds through collaboration and licensing arrangements with third parties, the Company may have to relinquish valuable rights to technologies or products or to grant licenses on terms that are not favorable. Any of these events could adversely affect Sensus’s ability to declare dividends on its common stock and to achieve future product development and commercialization goals and could have a material adverse effect on our business, financial condition, and results of operations.

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

Outbreaks of contagious diseases, public health epidemics, and other adverse public health developments in countries where we, our customers, or our suppliers operate have had and could have a material and adverse effect on our business, results of operations and financial condition. The COVID-19 pandemic has adversely impacted the global and national economies and certain industries and geographies in which we operate. Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 pandemic on our business, customers, vendors, and suppliers. The extent of such impact will depend on future developments, which are highly uncertain. Additionally, the responses of various governmental and nongovernmental authorities and consumers to the pandemic may have material long-term effects on us and our customers which are difficult to quantify in the near-term or long-term.

Risks Related to our Regulatory Environment

Sensus is subject to various federal, state, and foreign healthcare laws and regulations, and a finding of failure to comply with these laws and regulations could have a material adverse effect on its business.

Sensus’s operations are, and will continue to be, directly and indirectly affected by various federal, state, and foreign healthcare laws, including, but not limited to, those described below.

●	The Anti-Kickback Statute, which prohibits any person or entity from knowingly and willfully offering, paying, soliciting, or receiving any remuneration, directly or indirectly, in cash or in kind, in return for or to induce the referring, ordering, leasing, purchasing, or arranging for or recommending the referring, ordering, purchasing, or leasing of any good, facility, item, or service, for which payment may be made, in whole or in part, under federal healthcare programs, such as the Medicare and Medicaid programs.

●	The Federal “Sunshine” law, which requires us to track and report annually to CMS information related to certain payments and other “transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals and to report annually to CMS ownership and investment interests held by physicians and their immediate family members. We are also subject to similar foreign “sunshine” laws or codes of conduct, which vary country by country.

●	Federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, persons or entities from knowingly presenting, or causing to be presented, a false or fraudulent claim to, or the knowing use of false records or statements to obtain payment from, or approval by, the federal government. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim. Many of the physicians that use our products will file for reimbursement from governmental programs such as Medicare and Medicaid. As a result, we may be subject to the False Claims Act if we knowingly cause the filing of false claims.

●	HIPAA, which, among other things, created federal criminal laws that prohibit knowingly and willfully executing, or attempting to execute, a scheme or artifice to defraud any healthcare benefit program and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statements in connection with the delivery of or payment for healthcare benefits, items or services.

Additionally, HIPAA, as amended by HITECH, and applicable implementing regulations, impose certain requirements relating to the privacy, security, and transmission of individually identifiable health information without appropriate authorization on entities subject to the law, such as health plans, clearinghouses, and healthcare providers and their business associates. Internationally, substantially every jurisdiction in which we operate has established its own data security and privacy legal framework with which we must comply, including the Data Protection Directive 95/46/EC and national implementation of the Directive in the member states of the European Union.

Many states have also adopted laws similar to each of the above federal laws, such as anti-kickback and false claims laws, which may be broader in scope and apply to items or services reimbursed by any third-party payor, including commercial insurers, as well as laws that restrict our marketing activities with healthcare professionals and entities, and require the Company to track and report payments and other transfers of value, including consulting fees, provided to healthcare professionals and entities. Some states mandate implementation of compliance programs to ensure compliance with these laws. Additionally, certain states require a certificate of need prior to the installation of a radiation device, such as the SRT-100. The Company is also subject to foreign fraud and abuse laws, which vary by country.

If the Company’s operations are found to be in violation of any of the laws or regulations described above or any other governmental laws or regulations that apply now or in the future, it may be subject to penalties, including administrative, civil, and criminal penalties; damages; fines; disgorgement; individual imprisonment; contractual damages; reputational harm; exclusion from governmental healthcare programs; and the curtailment or restructuring of its operations. Any of the foregoing could adversely affect the Company’s ability to operate its business and financial results.

Sensus is required to comply with medical device reporting requirements and must report certain malfunctions, deaths, and serious injuries associated with its products, which can result in voluntary corrective actions or agency enforcement actions.

Under the FDA’s medical device reporting regulations (21 CFR 803), medical device manufacturers are required to submit information to the U.S. Food and Drug Administration when they receive a report or become aware that a device has or may have caused or contributed to a death or serious injury or has or may have a malfunction that would likely cause or contribute to death or serious injury if the malfunction were to recur. All manufacturers placing medical devices on the market in the European Economic Area are legally bound to report any serious or potentially serious incidents involving devices they produce or sell (MEDDEV 2.12-1) to the competent authority in whose jurisdiction the incident occurred through the “European Vigilance” process.

If an event subject to medical device reporting requirements occurs, Sensus will need to comply with the reporting requirements, which would adversely affect its reputation and subject Sensus to actions by regulatory authorities, such as ordering recalls, imposing fines, or seizing the affected products. Furthermore, any corrective action, whether voluntary or involuntary, will require the dedication of time and capital and will distract management from business operations. Any of the foregoing would negatively impact Sensus’s reputation, business, and financial results.

Healthcare policy changes may have a material adverse effect on Sensus’s business.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, included, among other things, comparative effectiveness research, an independent payment advisory board, payment system reforms (including shared savings pilots), and other provisions, one or more of which may significantly affect the payment for, and the availability of, healthcare services and may result in fundamental changes to federal healthcare reimbursement programs, any of which may materially affect numerous aspects of our business.

Other healthcare reform measures may result in more rigorous coverage criteria and in additional downward pressure on the reimbursement received for procedures utilizing our products. In addition, other legislative changes have been proposed and adopted since the law discussed above was enacted that may adversely affect Sensus’s revenues. Changes to existing laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on Sensus’s business and financial operations. Any reduction in reimbursement from Medicare or other government programs may result in a reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent Sensus from being able to increase revenue, attain profitability, or commercialize its devices. In addition, other legislative changes may be enacted or existing regulations, guidance, or interpretations may be changed, each of which may adversely affect our operations.

Risks Related to our Intellectual Property

If Sensus’s patents and other intellectual property rights do not adequately protect its products, it may lose market share to competitors and be unable to operate business profitably.

Sensus’s success significantly depends on its ability to protect proprietary rights to the technologies used in its products. Sensus relies on two U.S. patents and two foreign patents, as well as a combination of copyright, trade secret, and trademark laws, and nondisclosure, confidentiality, and other contractual restrictions, to protect its proprietary technology. Sensus also has patent applications currently pending and in the process of being submitted. However, these legal means afford only limited protection and may not adequately protect its rights or permit Sensus to gain or keep any competitive advantage. For example, some or all of the pending patent applications or any future pending applications may be unsuccessful. The U.S. Patent and Trademark Office may deny or require significant narrowing of claims in the pending patent applications or future patent applications, and patents issued as a result of these patent applications, if any, may not provide Sensus with significant commercial protection or be issued in a form that is advantageous. Sensus could also incur substantial costs in proceedings before the U.S. Patent and Trademark Office. These proceedings could result in adverse decisions as to the priority of its inventions and the narrowing or invalidation of claims in its issued patents. Third parties may successfully challenge issued patents and those that may be issued in the future, which would render these patents invalid or unenforceable, which in turn could limit Sensus’s ability to stop competitors from marketing and selling related products. In addition, pending patent applications include claims to aspects of Sensus’s products and procedures that are not currently protected by issued patents, and third parties may successfully patent those aspects before us or otherwise challenge our rights to these aspects.

Both the patent application process and the process of managing patent disputes can be time consuming and expensive. Competitors may be able to design around Sensus’s patents or develop products that provide outcomes that are comparable to Sensus’s products. Although Sensus has entered into confidentiality agreements and intellectual property assignment agreements with certain of its employees, consultants, and advisors in order to protect our intellectual property and other proprietary technology, these agreements may not be enforceable or may not provide meaningful protection for trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements. In addition, Sensus has not sought patent protection in all countries where it sells products. If Sensus fails to timely file a patent application in any such country or major market, Sensus may be precluded from doing so at a later date. Competitors may use Sensus’s technologies in jurisdictions where Sensus has not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories in which Sensus has patent protection that may not be sufficient to terminate infringing activities. Furthermore, the laws of some foreign countries may not protect intellectual property rights to the same extent as the laws of the U.S., if at all.

In the event a competitor infringes upon one of Sensus’s patents or other intellectual property rights, enforcing those patents and rights may be difficult and time consuming. Even if successful, litigation to defend these patents against challenges or to enforce Sensus’s intellectual property rights could be expensive and time consuming and could divert management’s attention. Moreover, Sensus may not have sufficient resources to defend patents against challenges or to enforce intellectual property rights, any of which would adversely affect its ability to compete. Any of the foregoing would negatively impact Sensus’s business, operations, and financial results.

If Sensus’s trademarks or trade names are not adequately protected, then Sensus may be unable to build name recognition in markets of interest and its business may be adversely affected.

Sensus’s registered or unregistered trademarks or trade names may be challenged, infringed, circumvented, declared generic, or determined to infringe other marks. Sensus may be unable to protect the rights to these trademarks and trade names, which it needs to build name recognition by potential partners or customers in markets of interest. If these trademarks are challenged, infringed upon, circumvented, or declared generic or infringing, or if Sensus is unable to establish name recognition based on these trademarks and trade names, then it may be unable to compete effectively and Sensus’s business may be adversely affected.

The medical device industry is characterized by extensive patent litigation, and if Sensus becomes subject to litigation, it could be costly, result in the diversion of management’s attention, require us to pay significant damages or royalty payments, or prevent us from marketing and selling existing or future products.

The medical device industry is characterized by extensive litigation and administrative proceedings over patent and other intellectual property rights. Determining whether a product infringes a patent involves complex legal and factual issues. As the number of participants in the market for skin cancer and general oncology devices and treatments increases, the possibility of patent infringement claims against Sensus increases. Any infringement claims, litigation or other proceedings would place a significant strain on Sensus’s financial resources, divert the attention of management from the core business and harm Sensus’s reputation. Any of the foregoing could negatively impact Sensus’s business, operations, and financial results.

Adverse outcomes in litigation or similar proceedings could adversely impact business.

Sensus may in the future be named as a party to litigation or other similar legal proceedings. Adverse outcomes in any or all of these proceedings could result in monetary damages or injunctive relief that could adversely affect its ability to continue conducting business. If an unfavorable final outcome in any such matter becomes probable and reasonably estimable, the Company’s financial condition could be materially and adversely affected.

Risks Related to the Ownership of Sensus’s Securities

We have a history of net losses prior to 2021. If we do not maintain profitability, our financial condition and the value of our common stock could suffer.

The Company has a history of net losses. The historical losses from inception through December 31, 2020 totaled approximately $21.9 million. The Company reported net income of $24.2 million and $4.1 million, respectively, during the years ended December 31, 2022 and 2021. The Company has significantly reduced its research and development expenses and is planning to continue to control these expenses. However, there can be no assurances that this and other actions will result in the Company’s continued profitability.

Limited trading activity for shares of Sensus’s common stock may contribute to price volatility.

While Sensus’s common stock is listed and traded on the Nasdaq Capital Market, there has been limited trading activity in the Company’s shares. Due to the limited trading activity of Sensus’s common stock, relativity small trades may have a significant impact on the price of our common stock.

The Company does not anticipate paying dividends for the foreseeable future. As a result, investors must rely on price appreciation of the Company’s common stock for a return on its investment in the foreseeable future.

The Company expects to retain any funds and future earnings to support the operation, growth, and development of its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future. As a result, a return on an investor’s investment in the near future will occur only if the Company’s share price appreciates. The Company’s common stock price may not appreciate in value or maintain the price at which an investor purchased these securities, and in either case, may not realize a return on investment or could lose all or part of an investment in the Company’s securities.

Any future determination to declare cash dividends will be made at the discretion of the Company’s Board of Directors (the “Board of Directors”) and will be subject to compliance with applicable laws and covenants under any credit facilities, which may restrict or limit the Company’s ability to pay dividends. For example, the Company’s revolving line of credit with SVB (now with the Bridge Bank) has restricted the ability to pay dividends or make any distributions or payments or redeem, retire, or purchase any capital stock without the prior written consent of the lender, provided that the Company may pay dividends solely in common stock. Should the Company enter into a new credit facility or facilities following the closing of SVB, any such facility may contain similar or additional restrictions on the payment of dividends or may prohibit the payment of dividends altogether (see “Risk Factors -- Sensus may be required to obtain additional funds in the future, and these funds may not be available on acceptable terms or at all” for additional information). Also, the form, frequency, and amount of dividends will depend upon the Company’s future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, and other factors that the Board of Directors may deem relevant. Sensus may not pay dividends as a result of any of the foregoing, and in these cases, an investor would need to rely on price appreciation of the Company’s common stock for a return on investment.

Sensus is a “smaller reporting company,” and the reduced reporting requirements applicable to smaller reporting companies may make Sensus’s common stock less attractive to investors.

As a smaller reporting company, Sensus can take advantage of certain reduced governance and disclosure requirements, including not being required to comply with the auditor attestation requirements in the assessment of internal control over financial reporting. As a result, investors and others may be less comfortable with the effectiveness of Sensus’s internal controls and the risk that material weaknesses or other deficiencies in internal controls go undetected may increase. In addition, as a smaller reporting company, Sensus takes advantage of the ability to provide certain other less comprehensive disclosures in our SEC filings, including, among other things, providing only two years of audited financial statements in annual reports and simplified executive compensation disclosures. Consequently, it may be more challenging for investors to analyze Sensus’s results of operations and financial prospects, as the information provided to stockholders may be different from what one might receive from other public companies in which one holds shares.

Sensus’s executive officers and directors may exert control over the Company and may exercise influence over matters subject to stockholder approval.

Sensus’s executive officers and directors, together with their respective affiliates, beneficially owned approximately 11% of our outstanding common stock as of February 21, 2023. Accordingly, these stockholders, if they act together, may exercise substantial influence over matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger. This concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discourage a potential acquirer from attempting to obtain control over Sensus, which in turn could have a material adverse effect on the market value of Sensus’s common stock.

If securities or industry analysts do not publish research or publish unfavorable or inaccurate research about Sensus, the price of Sensus’s securities and trading volume could decline.

The trading market for Sensus’s securities depends, in part, on the research and reports that securities or industry analysts publish about us. Sensus may be unable to attract or sustain coverage by well-regarded securities and industry analysts. If either none or only a limited number of securities or industry analysts cover Sensus, or if these securities or industry analysts are not widely respected within the general investment community, the trading price for Sensus’s securities would be materially and negatively impacted. In the event Sensus obtains securities or industry analyst coverage, if one or more of the analysts who cover Sensus downgrades the securities or publishes inaccurate or unfavorable research about the Company, the price of Sensus’s securities would likely decline. If one or more of these analysts cease coverage of Sensus, or fail to publish reports on Sensus regularly, demand for the Sensus’s securities could decrease, which might cause the price of its securities and trading volume to decline.

The Company’s certificate of incorporation and bylaws, and Delaware law contain provisions that could discourage another company from acquiring the Company and may prevent attempts by the Company’s stockholders to replace or remove the current directors and management.

Provisions of the Delaware General Corporation Law (“DGCL”) and the Company’s certificate of incorporation and bylaws may discourage, delay, or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which an investor might otherwise receive a premium for its stock. In addition, these provisions may frustrate or prevent any attempts by the Company’s stockholders to replace or remove the current management by making it more difficult for stockholders to replace or remove directors from the Board of Directors. These provisions include:

●	authorizing the issuance of “blank check” preferred stock without any need for action by stockholders;

●	requiring supermajority stockholder voting to effect any merger or sale of all or substantially all of the Company’s stock and assets;

●	eliminating the ability of stockholders to call and bring business before special meetings of stockholders;

●	prohibiting stockholder action by written consent;

●	establishing advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted on by stockholders at stockholder meetings;

●	dividing the Board of Directors into three classes so that only one third of the directors will be up for election in any given year; and

●	providing that the Company’s directors may be removed only by the affirmative vote of at least 75% of the Company’s then-outstanding common stock and only for cause.

In addition, the Company is subject to Section 203 of the DGCL, which may have an anti-takeover effect with respect to transactions not approved in advance by the Board of Directors, including discouraging takeover attempts that could result in a premium over the market price for shares of the Company’s common stock. These provisions will apply even if a takeover offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that the Board of Directors determines is not in the best interests of the Company and its stockholders and could also affect the price that some investors are willing to pay for the Company’s common stock.

The Company’s certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between the Company and its stockholders, which could limit a stockholder’s ability to obtain a favorable judicial forum for disputes with the Company or its directors, officers, or employees.

The Company’s certificate of incorporation provides that, unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the exclusive forum for: any derivative action or proceeding brought on behalf of the Company; any action asserting a breach of fiduciary duty; any action asserting a claim against the Company arising pursuant to the DGCL, the Company’s certificate of incorporation, or bylaws; or any action asserting a claim against the Company that is governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or its directors, officers, or other employees, which may discourage these lawsuits against the Company and its directors, officers, and other employees. If a court were to find the choice of forum provision contained in the Company’s certificate of incorporation to be inapplicable or unenforceable in an action, the Company may incur additional costs associated with resolving the action in other jurisdictions, which could harm business and financial condition.

If the Company fails to maintain proper and effective internal controls, the Company’s ability to produce accurate and timely financial statements could be impaired and investors’ views of the Company or its business could be harmed, resulting in a decrease in value of the Company’s common stock.

As a public company, the Company is required to maintain internal control over financial reporting and to report any material weaknesses in the Company’s internal controls. In addition, the Company is required to furnish a report by management on the effectiveness of the internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. In addition, the Company’s independent registered public accounting firm will be required to attest to the effectiveness of the internal control over financial reporting beginning with the Company’s annual report on Form 10-K following the date on which the Company no longer qualifies as a smaller reporting company. Compliance with Section 404 of the Sarbanes-Oxley Act will require the Company to incur substantial accounting expense and expend significant management efforts. If the Company is unable to comply with the requirements of Section 404 in a timely manner, or the Company and the independent registered public accounting firm identify deficiencies in the internal control over financial reporting that are deemed to be material weaknesses, the market price of the Company’s common stock could decline and the Company could be subject to sanctions or investigations by Nasdaq, the SEC, or other regulatory authorities, which would require additional financial and management resources.

Item 1B. UNRESOLVED STAFF COMMENTS

The Company has no unresolved comments from the SEC staff relating to the Company’s periodic or current reports filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended.

Item 2. PROPERTIES

The Company’s corporate headquarters is located in Boca Raton, Florida and occupies approximately 8,926 square feet of space under a lease that currently expires in September 2027. The Company believes that the current facilities are suitable and adequate to meet the Company’s current needs and that suitable additional space will be available as and when needed. The Company’s main manufacturing function is physically located at our third-party manufacturer’s facility in Oak Ridge, Tennessee. Additional disclosures have been included within Note 8, Commitments and Contingencies, of the consolidated financial statements.

Item 3. LEGAL PROCEEDINGS

From time to time, Sensus is party to certain legal proceedings in the ordinary course of business. Management, after consultation with legal counsel, currently does not anticipate that the aggregate liability arising out of certain legal proceedings will have a material effect on Sensus’s results of operations, financial position, or cash flows and have assessed that there is no need to record a liability for these legal proceedings and related contingencies. Additional disclosures have been included within Note 8, Commitments and Contingencies of the consolidated financial statements.

Item 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II.

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Class A common stock is publicly traded on the NASDAQ Capital Market under the symbol “SRTS.”

Holders

At the close of business on March 1, 2023, there were 20 common stockholders of record. This does not include “street name” or beneficial owners, whose shares are held of record by banks, brokers, and other financial institutions.

Dividends

The Company has never declared or paid any dividends on its common stock and anticipates that for the foreseeable future all earnings will be retained for use rather than paid out as dividends. Any future payment of cash dividends will be dependent upon the Company’s financial condition, results of operations, current and anticipated cash requirements, and plans for expansion, as well as other factors that the Board of Directors deems relevant. Additionally, certain contractual agreements and provisions of Delaware law impose restrictions on our ability to pay dividends. For example, the Company’s current revolving line of credit restricts the ability to pay dividends or make any distributions or payments or redeem, retire, or purchase any capital stock without the prior written consent of the lender, provided that the Company may pay dividends solely in common stock without prior consent. Should the Company enter into a new credit facility or facilities, any such facility may contain similar or additional restrictions on the payment of dividends or may prohibit the payment of dividends altogether (see “Risk Factors -- Sensus may be required to obtain additional funds in the future, and these funds may not be available on acceptable terms or at all” for additional information). Additionally, Section 170(a) of the DGCL only permits dividends to be paid out of two legally available sources: (1) out of surplus, or (2) if there is no surplus, out of net profits for the year in which the dividend is declared or the preceding year (so-called “nimble dividends”). However, dividends may not be declared or paid out of net profits if “the capital of the corporation, computed in accordance with [sections] 154 and 244 [of the DGCL], shall have been diminished by depreciation in the value of its property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets.” Contractual obligations and applicable law will restrict the ability to declare and pay dividends in the future.

Unregistered Sales of Securities

There were no unregistered sales of securities during the year ended December 31, 2022.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

In March 2022, the Company announced that its Board of Directors had authorized a program to purchase up to $3,000,000 of shares of its common stock.  Purchases may be made in a variety of methods, including open market, from time to time, depending upon market conditions, including the market price of the common stock, and other factors.  The program has no time limit and may be modified, suspended, or discontinued at any time.

During the three months ended December 31, 2022, the following repurchases were made:

	Total number of shares repurchased	Average price paid per share	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1, 2022 to October 31, 2022	-	$-	-	$2,002,346
November 1, 2022 to November 30, 2022	130,630	$7.52	130,630	$1,020,623
December 1, 2022 to December 31, 2022	168,056	$5.92	168,056	$25,953
Total	298,686	$-	298,686

Item 6. RESERVED

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis (“MD&A”) in conjunction with the information set forth within the financial statements and related notes included in this Annual Report on Form 10-K.

Overview

As discussed elsewhere in this Report, Sensus achieved profitability for the first time in 2021 and increased profitability in 2022, and seeks to maintain and increase profitability by, among other things, increasing sales and managing operational expenses where necessary in order to continue to invest in research and development of new products and marketing initiatives to promote the Company’s products. However, Sensus faces a number of uncertainties in 2023 that could impact our ability to achieve this goal. These include inflation and international trade issues. Either of these matters could adversely affect the Company’s ability to do business in a number of countries and geographic regions, including China.

Components of our results of operations

Sensus manages our business globally within one reportable segment, which is consistent with how management views the business, prioritizes investment and resource allocation decisions, and assesses operating performance.

Results of Operations

	For the Years Ended December 31,
(in thousands, except shares and per share data)	2022	2021
Revenues	$44,532	$27,042
Cost of sales	14,904	10,054
Gross profit	29,628	16,988
Operating expenses
Selling and marketing	6,329	4,838
General and administrative	5,008	4,594
Research and development	3,460	3,436
Total operating expenses	14,797	12,868
Income from operations	14,831	4,120
Other income (expense):
Gain (loss) on sale of assets	12,779	(1)
Interest income	382	2
Interest expense	(2)	(2)
Other income (expense), net	13,159	(1)
Income before income tax	27,990	4,119
Provision for income taxes	3,746	-
Net income	$24,244	$4,119
Net income per share – basic	$1.47	$0.25
diluted	$1.46	$0.25
Weighted average number of shares used in
computing net income per share – basic	16,480,991	16,476,122
diluted	16,618,214	16,503,134

2022 Compared with 2021

Revenues of $44.5 million in 2022 increased $17.5 million, or 65%, from $27.0 million in 2021. The 65% increase was driven by a higher number of units sold in 2022 in response to increased demand.

Cost of sales of $14.9 million in 2022 increased by $4.8 million, or 48%, from $10.1 million in 2021, reflecting the higher number of units sold.

Gross profit of $29.6 million, or 66.5% of revenue, in 2022 increased by $12.6 million, or 74%, from $17.0 million, or 62.8% of revenue, in 2021. The increases were driven by a higher number of units sold in 2022 and service revenue on installed units.

Selling and marketing expenses of $6.3 million in 2022 increased by $1.5 million, or 31%, from $4.8 million in 2021. The increase was primarily attributable to higher spending on marketing activities, and an increase in headcount.

General and administrative expenses of $5 million in 2022 increased by $0.4 million, or 9%, from $4.6 million in 2021, due primarily to higher compensation and bad debt expense.

Research and development expenses of $3.5 million in 2022 increased by $0.1 million, or 3%, from $3.4 million in 2021. The Company expects research and development expenses in 2023 to be generally consistent with 2022.

Other income (expense), net of $13.2 million in 2022 increased by $13.3 million from $0.1 million in 2021 and is primarily attributable to the gain on sale of assets of $12.8 million (See Note 2, Disposition, to the consolidated financial statements) and an interest income of $0.4 million.

Financial Condition

The Company’s cash, cash equivalent, and investment balance increased to $25.5 million at December 31, 2022 from $14.5 million at December 31, 2021, primarily due to cash received in investing activities.

There were no borrowings under the revolving line of credit at December 31, 2022 and December 31, 2021.

The Company continued to take proactive steps during 2022 to manage costs and preserve liquidity. These steps included maintaining borrowing availability as a precautionary measure to preserve financial flexibility in view of the uncertainty in global markets. In 2022, the Company paid the outstanding balance ($51,021) of its 2020 loan under the Small Business Administration Paycheck Protection Program (“PPP”) enabled by the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”).

Liquidity and Capital Resources

Overview

In general terms, the liquidity is a measurement of the Company’s ability to meet its cash needs. For the year ended December 31, 2022, funding was derived primarily from the sale of the Sculptura assets for $15 million in cash . The Company believes that cash generated by operations and proceeds from maturing investments, as well as borrowing capacity and access to capital resources are sufficient to meet operating capital and funding requirements for the next 12 months from the date of this annual report. Based upon information available to us, we believe that the Bridge Bank has assumed all contracts of SVB in effect at the time of its failure (including our line of credit) and that the Bridge Bank is expected to continue to perform under those contracts. Accordingly, we have not yet determined whether to seek to replace the current line of credit with the Bridge Bank. (For additional information, see “Risk Factors -- Sensus may be required to obtain additional funds in the future, and these funds may not be available on acceptable terms or at all”). The Company’s liquidity position and capital requirements may also be impacted by a number of factors, including the following:

●	ability to generate and increase revenue;

●	fluctuations in gross margins, operating expenses, and net results; and

●	financial market instability or disruptions to the banking system due to bank failures, particularly in light of the recent events that have occurred with respect to SVB.

The Company’s primary short-term capital needs, which are subject to change, include expenditures related to:

●	expansion of sales and marketing activities; and

●	expansion of research and development activities.

Sensus’s management regularly evaluates cash requirements for current operations, commitments, capital requirements, and business development transactions, and may seek to raise additional funds for these purposes in the future. However, there can be no assurance that it will be able to raise such funds or the terms on which such funds may be raised, if at all.

As of December 31, 2022, a substantial portion of our cash was deposited with or invested through SVB. Subsequent to the closing of SVB in March 2023, we opened a new operating account with a different bank, and we may open additional accounts from time to time in the future. However, in light of various factors, including the actions taken by the FDIC following the closing of SVB, the amount deposited in the new bank account is not, and any amounts deposited in or invested through other banks in the future are not expected to be, significant compared to the amounts deposited with and invested through SVB (now the Bridge Bank).

Cash flows

The following table provides a summary of the Company’s cash flows for the periods indicated:

	For the Years Ended
	December 31
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$(1,412)	$(286)
Investing activities	14,841	129
Financing activities	(2,428)	(231)
Total	$11,001	$(388)

Cash flows from operating activities

Net cash used in operating activities was $1.4 million for the year ended December 31, 2022, consisting of net income of $24.2 million partially offset by an increase in net operating assets of $12.7 million, gain on sale of assets of $12.8 million and deferred income taxes of $1.7 million, and non-cash charges of $1.6 million. Non-cash charges consisted of depreciation and amortization, stock base compensation and product warranty charges. Net cash used in operating activities was $0.3 million for the year ended December 31, 2021, consisting of net income of $4.1 million partially offset by an increase in net operating assets of $6.1 million and non-cash charges of $1.7 million. Non-cash charges consisted of depreciation and amortization, stock base compensation and product warranty charges.

Cash flows from investing activities

Net cash provided by investing activities was $14.8 million during the year ended December 31, 2022, primarily due to proceeds from sale of assets, particularly the sale of the Sculptura assets for $15 million in cash, partially offset by acquisition of property and equipment. Net cash provided by investing activities was $0.1 million during the year ended December 31, 2021, primarily due to proceeds from sale of equipment, partially offset by acquisition of property and equipment.

Cash flows from financing activities

Net cash used in financing activities was $2.4 million during the year ended December 31, 2022, primarily due to purchases of common stock and principal payments on our PPP loan, partially offset by proceeds from exercises of stock options. Net cash used in financing activities was $0.2 million during the year ended December 31, 2021, primarily due to principal payments on our PPP loan.

Inflation

Increases in commodity and shipping prices and energy and labor costs have resulted in inflationary pressures across various parts of our business and operations, including our partners and supply chain. We continue to monitor the impact of inflation in order to minimize its effects on our product cost and sales.

Indebtedness

Please see Note 5, Debt, to the consolidated financial statements.

Contractual Obligations and Commitments

Please see Note 8, Commitments and Contingencies, to the consolidated financial statements.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS OF SENSUS HEALTHCARE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Sensus Healthcare, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sensus Healthcare, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Fort Lauderdale, FL.

March 23, 2023

PCAOB Number: 688

SENSUS HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in thousands, except shares and per share data)	2022	2021

Assets
Current assets
Cash and cash equivalents	$25,520	$14,519
Accounts receivable, net	17,299	12,130
Inventories	3,501	1,759
Prepaid and other current assets	6,921	2,837
Total current assets	53,241	31,245
Property and equipment, net	243	605
Intangibles, net	50	146
Deposits	24	75
Deferred tax asset	1,713	-
Operating lease right-of-use assets, net	996	169
Other noncurrent asset	468	-
Total assets	$56,735	$32,240
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$5,521	$4,058
Product warranties	403	508
Operating lease liabilities, current portion	190	174
Loan payable	-	51
Income tax payable	890	-
Deferred revenue, current portion	693	1,172
Total current liabilities	7,697	5,963
Operating lease liabilities	830	-
Deferred revenue, net of current portion	139	262
Total liabilities	8,666	6,225
Commitments and contingencies
Stockholders’ equity
Preferred stock, 5,000,000 shares authorized and none issued and outstanding	-	-
Common stock, $0.01 par value – 50,000,000 authorized; 16,902,761 issued and 16,390,419 outstanding at December 31, 2022; 16,694,311 issued and 16,617,274 outstanding at December 31, 2021	169	167
Additional paid-in capital	45,031	44,115
Treasury stock, 512,342 and 77,037 shares at cost, at December 31, 2022 and December 31, 2021, respectively	(3,433)	(325)
Retained earnings (Accumulated deficit)	6,302	(17,942)
Total stockholders’ equity	48,069	26,015
Total liabilities and stockholders’ equity	$56,735	$32,240

See accompanying notes to the consolidated financial statements.

SENSUS HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended
	December 31,
(in thousands, except shares and per share data)	2022	2021

Revenues	$44,532	$27,042
Cost of sales	14,904	10,054
Gross profit	29,628	16,988
Operating expenses
Selling and marketing	6,329	4,838
General and administrative	5,008	4,594
Research and development	3,460	3,436
Total operating expenses	14,797	12,868
Income from operations	14,831	4,120
Other income (expense):
Gain (loss) on sale of assets	12,779	(1)
Interest income	382	2
Interest expense	(2)	(2)
Other income (expense), net	13,159	(1)
Income before income tax	27,990	4,119
Provision for income taxes	3,746	-
Net income	$24,244	$4,119
Net income per share – basic	$1.47	$0.25
diluted	$1.46	$0.25
Weighted average number of shares used in computing net income per share – basic	16,480,991	16,476,122
diluted	16,618,214	16,503,134

See accompanying notes to the consolidated financial statements.

SENSUS HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Common Stock		Additional Paid-In	Treasury Stock		Retained Earnings (Accumulated
(in thousands, except shares)	Shares	Amount	Capital	Shares	Amount	Deficit)	Total

December 31, 2020	16,564,311	$166	$43,701	(73,208)	$(310)	$(22,061)	$21,496
Stock-based compensation	130,000	1	414	-	-	-	415
Surrender of shares for tax withholding on stock-based compensation	-	-	-	(3,829)	(15)	-	(15)
Net income	-	-	-	-	-	4,119	4,119
December 31, 2021	16,694,311	$167	$44,115	(77,037)	$(325)	$(17,942)	$26,015
Stock-based compensation	77,000	-	$187	-	-	-	187
Exercise of stock options	131,450	2	$729	-	-	-	731
Stock repurchase	-	-	$-	(425,209)	(2,999)	-	(2,999)
Surrender of shares for tax withholding on stock-based compensation	-	-	$-	(10,096)	(109)	-	(109)
Net income	-	-	$-	-	-	24,244	24,244
December 31, 2022	16,902,761	$169	$45,031	(512,342)	$(3,433)	$6,302	$48,069

See accompanying notes to the consolidated financial statements.

SENSUS HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
(in thousands)	2022	2021
Cash flows from operating activities
Net income	$24,244	$4,119
Adjustments to reconcile net income to net cash and cash equivalents used in operating activities:
Bad debt expense	145	78
Depreciation and amortization	315	613
Loss on sale of property and equipment	-	47
Gain on sale of assets	(12,779)	-
Loss on disposal of assets	197	-
Gain resulting from termination of lease	-	(38)
Provision for product warranties	722	530
Stock-based compensation	187	415
Impairment of intangible assets	-	88
Deferred income taxes	(1,713)	-
Decrease (increase) in:
Accounts receivable	(5,314)	(8,432)
Inventories	(3,191)	2,735
Deposits	51	-
Prepaid and other current assets	(3,869)	(557)
Other noncurrent asset	(468)	-
Increase (decrease) in:
Accounts payable and accrued expenses	799	962
Operating lease liability	(199)	-
Income tax payable	890	-
Deferred revenue	(602)	(637)
Product warranties	(827)	(209)
Total adjustments	(25,656)	(4,405)
Net cash used in operating activities	(1,412)	(286)
Cash flows from investing activities
Acquisition of property and equipment	(159)	(128)
Proceeds from sale of assets	15,000	257
Net cash provided by investing activities	14,841	129
Cash flows from financing activities
Repurchase of common stock	(2,999)	-
Withholding taxes on stock-based compensation	(109)	(15)
Repayment of loan payable	(51)	(216)
Exercise of stock options	731	-
Net cash used in financing activities	(2,428)	(231)
Net increase (decrease) in cash and cash equivalents	11,001	(388)
Cash and cash equivalents – beginning of period	14,519	14,907
Cash and cash equivalents – end of period	$25,520	$14,519
Supplemental disclosure of cash flow information:
Interest paid	$2	$2
Income tax paid	$4,570	$-
Supplemental schedule of noncash investing and financing transactions:
Operating lease right-of-use asset and lease liability increase from lease modification	$1,045	$-
Decrease in operating lease right-of-use asset and operating lease liabilities from early termination of lease	$-	$655
Transfer of inventory to property and equipment	$48	$66

See accompanying notes to the consolidated financial statements.

SENSUS HEALTHCARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

To determine the transaction price  for contracts  in which a customer  promises consideration in a form other than cash, the Company measures the estimated fair value of the noncash consideration at contract inception. If the Company cannot reasonably estimate the fair value of the noncash consideration, it measures the consideration indirectly by reference to the standalone selling price of the products promised to the customer or class of customer in exchange for the consideration.

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

The components of disaggregated revenue are as follows:

	For the Years Ended
	December 31,
(in thousands)	2022	2021
Product Revenue - recognized at a point in time	$40,007	$22,217
Service Revenue - recognized at a point in time	1,351	1,712
Service Revenue - recognized over time	3,174	3,113
Total Revenue	$44,532	$27,042

The Company operates in a highly regulated environment, primarily in the U.S. dermatology market, in which state regulatory approval is sometimes required prior to the customer being able to use the product. In cases where such regulatory approval is pending, revenue is deferred until such time as regulatory approval is obtained.

Deferred revenue activity for 2022 and 2021 is as follows:

(in thousands)	Product	Service	Total
December 31, 2020	$23	$2,048	$2,071
Revenue recognized	(23)	(3,113)	(3,136)
Amounts invoiced	97	2,402	2,499
December 31, 2021	$97	$1,337	$1,434
Revenue recognized	(1,015)	(3,174)	(4,189)
Amounts invoiced	963	2,624	3,587
December 31, 2022	$45	$787	$832

The Company does not disclose information about remaining performance obligations of deposits for products that have original expected durations of one year or less. Estimated service revenue to be recognized in the future related to the performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2022 is as follows:

(in thousands)

Year	Service Revenue
2023	$648
2024	96
2025	23
2026	20
Total	$787

The Company pays commissions for equipment sales. Because the recovery of commissions is expected to occur from product revenue within one year, the Company charges commissions to expense as incurred.

Shipping and handling costs are expensed as incurred and are included in cost of sales.

Concentration

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable.

On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by California and federal regulatory agencies. As a result of these actions, the FDIC established Silicon Valley Bridge Bank (the “Bridge Bank”). Based upon information available to us, we believe that the Bridge Bank has assumed all contracts SVB entered into prior to its failure, that the Bridge Bank is expected to continue to perform under those contracts, and that all counterparties are consequently expected to perform under those contracts.

One customer in the U.S. accounted for approximately 73% and 57% of revenue for the years ended December 31, 2022 and 2021, respectively, and 91% and 94% of the accounts receivable as of December 31, 2022 and 2021, respectively.

Segment and Geographical Information

The following table illustrates total revenue for the years ended December 31, 2022 and 2021 by geographic region.

	For the Year Ended
	December 31,
(in thousands)	2022		2021
United States	$41,976	94%	$25,616	95%
China	2,452	6%	1,410	5%
Other	104	0%	16	0%
Total Revenue	$44,532	100%	$27,042	100%

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

Accounts Receivable

The Company does business and extends credit based on an evaluation of each customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The allowance for doubtful accounts was approximately $107 thousand and $69 thousand as of December 31, 2022 and 2021, respectively. Bad debt expense for the years ended December 31, 2022 and 2021 was approximately $145 thousand and $78 thousand, respectively.

Inventories

Inventories consist of finished product and components and are stated at the lower of cost and net realizable value, determined using the first-in-first-out method.

Prepaid and Other Current Assets

Prepaid and other current assets consists of the following:

	For the Years Ended
	December 31,
(in thousands)	2022	2021
Deposits on inventories	$6,337	$2,529
Prepaid insurance	46	40
Other current assets	538	268
Total	$6,921	$2,837

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

Inventory units designated for customer demonstrations, as part of the sales process, are reclassified to property and equipment and the depreciation is recorded to selling and marketing expense. Property and equipment for demonstrations and other programs that were reclassified to or from inventory was approximately $48 thousand and $66 thousand for the years ended December 31, 2022 and 2021, respectively.

Intangible Assets

Intangible assets are comprised of the Company’s patent rights and finite-lived intangible assets acquired in acquisitions.

The carrying value of finite-lived assets and their remaining useful lives are reviewed at least annually to determine if triggering events have occurred that may indicate a potential impairment or revision to the amortization period. For finite-lived intangible assets, if potential impairment circumstances are considered to exist, the Company will perform a recoverability test using an undiscounted cash flow analysis. Actual results could differ from these cash flow estimates, which could materially impact the impairment conclusion. If the carrying value of the asset is determined not to be recoverable based on the undiscounted cash flow test, the difference between the carrying value of the asset and its current fair value would be recognized as an expense in the period in which the impairment occurs. Impairment charges of $0 and $88 thousand were recorded for intangible assets for the years ended December 31, 2022 and 2021, respectively.

Research and Development

Research and development costs related to products under development by the Company and quality and regulatory costs and are expensed as incurred.

Earnings Per Share

Basic net income per share is calculated by dividing the net income by the weighted-average number of common shares outstanding for the period using the treasury stock method for options, restricted stock and warrants. Diluted net income per share is computed by giving effect to all potential dilutive common share equivalents outstanding for the period.

The factors used in the earnings per share computation are as follows:

	For the Years Ended
	December 31,
(in thousands)	2022	2021
Basic
Net income	$24,244	$4,119
Weighted average common shares outstanding	16,481	16,476
Basic earnings per share	$1.47	$0.25
Diluted
Net income	$24,244	$4,119
Weighted average common shares outstanding	16,481	16,476
Dilutive effects of:
Assumed exercise of stock options	55	-
Restricted stock awards	82	27
Dilutive shares	16,618	16,503
Diluted earnings per share	$1.46	$0.25

Equity-Based Compensation

Pursuant to relevant accounting guidance related to accounting for equity-based compensation, the Company is required to recognize all share-based payments to non-employees and employees in the financial statements based on grant-date fair values. The Company has accounted for issuances of shares, options, and warrants in accordance with the guidance, which requires the recognition of expense, based on grant-date fair values, over the service period, which is generally the period over which the shares, options and warrants vest.

Advertising Costs

Advertising and promotion costs are charged to expense as incurred. Advertising and promotion costs included in selling and marketing expense in the accompanying statements of income amounted to approximately $871 thousand and $460 thousand for the years ended December 31, 2022 and 2021, respectively.

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

The lease payments used to determine the Company’s operating lease assets may include lease incentives, and stated rent increases are recognized in the Company’s operating lease assets in the Company’s consolidated balance sheets. Operating lease assets are amortized to rent expense over the lease term and included in operating expenses in the consolidated statements of income.

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

Recent Accounting Standard

In March 2020, the Financial Accounting Standard Board (FASB) issued ASU 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, to provide temporary optional expedients and exceptions to U.S. GAAP guidance on contract modifications to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate, or LIBOR, to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. The guidance is effective prospectively as of March 12, 2020 through December 31, 2022 and interim periods within those fiscal years. In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 which was issued to defer the sunset date of Topic 848 to December 31, 2024. These updates are not expected to have a significant impact on the Company’s financial statements.

Note 2 – Disposition

In April 2021, the Company sold certain property and equipment to a former employee for approximately $257 thousand. During the year ended December 31, 2021, the Company recorded $88 thousand of impairment charges on intangible assets and $47 thousand for a loss on the sale of property and equipment associated with this transaction.

On February 25, 2022, the Company sold its Sculptura assets for $15 million in cash. The sale price was allocated to the existing assets and liabilities based on the book value at the date of the transaction. A summary of the assets and liabilities sold is as follows:

(in thousands)	Book Value
Cash	$15,000
Inventory	(1,401)
Property and equipment	(157)
Other liabilities	(663)
Gain on asset sale	$12,779

Note 3 — Property and Equipment

Property and equipment consists of the following:

	As of December 31,	As of December 31,	Estimated
(in thousands)	2022	2021	Useful Lives

Operations equipment	$1,222	$1,760	3 years
Tradeshow and demo equipment	990	927	3 years
Computer equipment	162	129	3 years
Subtotal	2,374	2,816
Less accumulated depreciation	(2,131)	(2,211)
Property and Equipment, Net	$243	$605

Depreciation expense was approximately $219 thousand and $509 thousand for the years ended December 31, 2022 and 2021, respectively. Accumulated depreciation on asset disposals was approximately $435 thousand and $88 thousand for the years ended December 31, 2022 and 2021, respectively.

Note 4 — INTANGIBLES

	Patent	Customer	Trade
(in thousands)	Rights	Relationships	Names	Total
December 31, 2020	$241	$84	$13	$338
Impaired assets	-	(81)	(7)	(88)
Amortization expense	(96)	(2)	(6)	(104)
December 31, 2021	$145	$1	$-	$146
Amortization expense	(96)	-	-	(96)
December 31, 2022	$49	$1	$-	$50

Amortization expense was approximately $96 thousand and $104 thousand for the years ended December 31, 2022 and 2021, respectively. The weighted-average amortization period for intangible assets is 0.7 years in total.

Estimated amortization expense for the finite-lived intangible assets for each of succeeding years is as follows:

For the Year Ending December 31, (in thousands)
2023	$49
2024	-
2025	-
2026	1
Total	$50

Note 5 — DEBT

The Company has had a revolving credit facility with SVB that, as of December 31, 2021, provided for maximum borrowings equal to the lesser of (a) the $10 million commitment amount or (b) the borrowing base plus a $3 million non-formula sublimit. In April 2022, the term was extended to April 1, 2024, and the maximum borrowings were increased to the lesser of (a) the $15 million commitment amount or (b) the borrowing base plus a $7.5 million non-formula sublimit. At December 31, 2022, the available borrowing was $15 million. Interest on any borrowings, at Prime plus 0.75% (8.25% at December 31, 2022) and Prime plus 1.50% on non-formula borrowings (9% at December 31, 2022) is payable monthly, and the outstanding principal and interest are due on the maturity date. The facility is secured by all of the Company’s assets and limits the amount of additional indebtedness of the Company; restricts the sale, disposition or transfer of assets of the Company; and requires the maintenance of a monthly adjusted quick ratio restrictive covenant, as defined in the facility. The Company was in compliance with its financial covenants as of December 31, 2022 and December 31, 2021. There were no borrowings outstanding under the revolving credit facility at December 31, 2022 and December 31, 2021. The Company has paid commitment fees of 0.25% per annum on the average unused portion of the line of credit.

On March 10, 2023, SVB was closed by California and federal regulatory agencies. As a result of these actions, the FDIC established the Bridge Bank as successor to SVB. Based upon information available to us, we believe that the Bridge Bank has assumed all contracts of SVB in effect at the time of its failure (including our line of credit) and that the Bridge Bank is expected to continue to perform under those contracts.

On April 20, 2020, the Company received a loan of $1,022,785 under the Small Business Administration (“SBA”) Paycheck Protection Program enabled by the CARES Act, to be used for employee compensation and facilities costs. The loan provided for a six-month deferral period during which no payments were due, although interest accrued during this period. The loan matured in April 2022 and provided for interest at the rate of 1% per annum. The loan was subject to forgiveness for principal that was used for the limited purposes that expressly qualify for forgiveness under SBA requirements. During 2020, $757,782 in eligible expenditures for payroll and other expenses described in the CARES Act were forgiven. In 2022, the loan was paid off.

Note 6 — Product Warranties

Changes in product warranty liability were as follows for the years ended December 31, 2022 and 2021:

(in thousands)
Balance, December 31, 2020	$187
Warranties accrued during the period	530
Payments on warranty claims	(209)
Balance, December 31, 2021	$508
Warranties accrued during the period	722
Payments on warranty claims	(827)
Balance, December 31, 2022	$403

Note 7 — Leases

Operating Lease Agreements

The Company leases its headquarters office from an unrelated third party. Previously, the lease was last renewed in 2016 and was to expire in September 2022. In April 2022, the Company renewed the headquarters office lease through September 2027.

With the renewal, the present value of the right of use lease assets (“ROU”) and operating lease liability at the renewal of the lease was $1,156 thousand using an incremental borrowing rate of 5% as imputed interest. The amortization of the ROU was $194 thousand and $208 thousand for the years ended December 31, 2022 and 2021, respectively.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of December 31, 2022.

(in thousands)

Maturity of Operating Lease Liabilities	Amount
2023	$221
2024	238
2025	245
2026	253
2027	194
Total undiscounted operating leases payments	$1,151
Less: Imputed interest	(131)
Present Value of Operating Lease Liabilities	$1,020
Other Information
Weighted-average remaining lease term	4.75 years
Weighted-average discount rate	5%

Cash paid for amounts included in the measurement of operating lease liabilities was $199 thousand and $331 thousand for the years ended December 31, 2022 and 2021, respectively, and is included in cash flows from operating activities in the accompanying consolidated statement of cash flows.

Operating lease cost recognized as expense was $255 thousand and $335 thousand for the years ended December 31, 2022 and 2021, respectively. The financing component for operating lease obligations represents the effect of discounting the operating lease payments to their present value.

The Company’s subsidiary previously leased a manufacturing facility under a 10-year lease expiring in July 2029. In accordance with the lease terms, the Company terminated the lease as of October 31, 2021, without penalty.

Note 8 – Commitments and Contingencies

Manufacturing Agreement

In 2010, the Company entered into a three-year contract manufacturing agreement with an unrelated third party for the production and manufacture of the SRT-100 (and subsequently the SRT-100 Vision and the SRT-100+), in accordance with the Company’s product specifications. The agreement renews for successive one-year periods unless either party notifies the other party in writing, at least 60 days prior to the anniversary date of the agreement, that it will not renew the agreement. The Company or the manufacturer may terminate the agreement upon 90 days’ prior written notice.

Purchases from this manufacturer totaled approximately $22.9 and $5.9 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, approximately $1.5 and $1.2 million, respectively, was due to this manufacturer, which is presented in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

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

Note 9 — Employee Benefit Plans

The Company sponsors a 401(k) defined contribution retirement plan that allows eligible employees to contribute a portion of their compensation, as defined by the plan and subject to Internal Revenue Code limitations. The Company makes contributions to the plan which include matching a percentage of the employees’ contributions up to certain limits. Expenses related to this plan totaled approximately $95 thousand and $98 thousand for the years ended December 31, 2022 and 2021, respectively.

Note 10 — Stockholders’ Equity

Preferred Stock

The Company has authorized 5 million shares of preferred stock. No shares of preferred stock were issued or outstanding at December 31, 2022 or December 31, 2021.

Common Stock

During the year ended December 31, 2022, the Company issued 131,450 shares of common stock upon the exercise of stock options with an exercise price of $5.55.

Treasury Stock

Treasury stock includes 10,096 shares surrendered by employees for tax withholding on the vesting of restricted stock awards. In 2022, the Company repurchased 425,209 shares in open market transactions at prices per share ranging from $5.87 to $8.36. The total cost of the repurchased shares was approximately $3 million. Pending a decision on the ultimate disposition of these shares, they are recorded as treasury stock at cost.

Note 11 – Equity-based Compensation

2016 and 2017 Equity Incentive Plans

The Company has limited the aggregate number of shares of common stock to be awarded under the 2016 Equity Incentive Plan to 397,473 shares. The Company has limited the aggregate number of shares of common stock to be awarded under the 2017 Equity Incentive Plan to 500,000 shares. In addition, unless the Compensation Committee specifically determines otherwise, the maximum number of shares available under the 2016 and 2017 Plans and the awards granted under those plans will be subject to appropriate adjustment in the case of any stock dividends, stock splits, recapitalizations, reorganizations, mergers, consolidations, exchanges or other changes in capitalization affecting the Company’s common stock. The awards may be made in the form of restricted stock awards or stock options, among other things. As of December 31, 2022, 58,973 shares are available to be granted in the plans.

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

On December 19, 2022, a total of 77,000 shares of restricted stock were issued to employees and were recorded at the fair value of $6.4 per share, which is the stock price on grant date. The restricted shares vest 25% per year over a four-year vesting period and are being recognized as expense on a straight-line basis over the vesting period of the awards.

Restricted Stock

Restricted stock activity for the years ended December 31, 2022 and 2021 is summarized below:

		Weighted- Average Grant
	Restricted	Date Fair
Outstanding at	Stock	Value
December 31, 2020	37,500	$4.17
Granted	130,000	3.84
Vested	(43,750)	3.96
Forfeited	-	-
December 31, 2021	123,750	$3.90
Granted	77,000	6.40
Vested	(41,250)	3.90
Forfeited	-	-
December 31, 2022	159,500	$5.11

The Company recognizes forfeitures as they occur. The reduction of stock compensation expense related to the forfeitures was $0 for the years ended December 31, 2022 and 2021, respectively.

Unrecognized stock compensation expense was approximately $709 thousand as of December 31, 2022, which will be recognized over a weighted-average period of 3.12 years.

Stock Options

Stock options expire 10 years after the grant date. Options that have been granted are exercisable and vest based on the terms of the related agreements. The following table summarizes the Company’s stock options activity:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Options	Price	(In Years)
Outstanding - December 31, 2020	229,334	$5.55	7.07
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding - December 31, 2021	229,334	$5.55	6.07
Exercisable - December 31, 2021	229,334	$5.55	6.07
Granted	-	-	-
Exercised	(131,450)	5.55	-
Expired	-	-	-
Outstanding - December 31, 2022	97,884	$5.55	5.08
Exercisable – December 31, 2022	97,884	$5.55	5.08

The stock options outstanding had an intrinsic value of $183 thousand and $382 thousand as of December 31, 2022 and 2021, respectively. The total intrinsic value of options exercised during the years ended December 31, 2022 and 2021 was $561 thousand and $0, respectively. The tax benefit for the tax deductions from option exercise was $791 thousand and $0 for the year ended December 31, 2022 and 2021, respectively.

Stock compensation expense related to restricted stock and stock options was $187 thousand and $415 thousand for the years ended December 31, 2022 and 2021, respectively.

Note 12 — Income Taxes

The income tax provision (benefit) consisted of the following:

	For The Years Ended December 31,
(in thousands)	2022	2021
Current - Federal	$2,977	$-
Current - State	2,482	-
Deferred - Federal	2,218	(854)
Deferred - State	(369)	(236)
Deferred - International	(55)	(15)

Total	7,253	(1,105)
Change in valuation allowance	(3,507)	1,105
Income tax provision	$3,746	$-

For the years ended December 31, 2022 and December 31, 2021, the expected tax expense (benefit) based on the statutory rate is reconciled with the actual tax expense (benefit) as follows:

	For The Years Ended December 31,
	2022	2021
U.S. federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	7.3%	4.9%
Permanent differences	(0.4%)	0.1%
Change in tax rates	(1.1%)	0.9%
Return-to-provision adjustments	(0.9%)	(0.1%)
Change in valuation allowance	(12.5%)	(26.8%)
Income tax provision	13.4%	0.0%

As of December 31, 2022 and December 31, 2021, the Company’s net deferred tax asset consisted of the effects of temporary differences attributable to the following:

	2022	2021
Deferred tax assets:
Net operating losses	$849	$2,336
Stock-based compensation	117	274
Depreciation and amortization	209	-
Accrued expenses and reserves	404	240
Customer deposits	35	183
Tax credit	290	750
Charitable contributions	-	26
Lease accounting	6	2
Other, net	-	2
Gross deferred tax assets	1,910	3,813
Valuation allowance	(185)	(3,692)
Total deferred tax assets	1,725	121
Deferred tax liabilities
Prepaid expenses	(12)	(11)
Depreciation and amortization	-	(110)
Total deferred tax liabilities	(12)	(121)
Net deferred tax assets	$1,713	$-

The Company’s federal net operating loss (“NOL”) carryforward as of 2021 was fully utilized in 2022. The Company has state NOL in various jurisdictions, in aggregate $7.7 million as of December 31, 2022. A majority of the state NOL’s are attributed to the State of Illinois which begin to expire in 2029. Additionally, the Company also has state tax credit carryforwards of approximately $340 thousand as of December 31, 2022.  These credit carryforwards do not expire. The Company’s Israel subsidiary has $766 thousand of NOL carryforwards which do not expire.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the future generation of taxable income during the periods in which those temporary differences become deductible. Management considers the ability to carryback taxable income, future reversals of existing taxable temporary differences, tax-planning strategies, and future taxable income exclusive of reversing temporary differences and carryforwards in making this assessment. The Company experienced a history of losses prior to 2021, becoming profitable in 2021 and remaining profitable in 2022. Management expects the Company to remain profitable and determined in 2022 that it is more-likely-than not that the federal and state deferred tax assets will be realized. A valuation allowance has been recorded for the deferred tax assets that are attributed to the Company’s Israel subsidiary. Consequently, the valuation allowance decreased by $3.5 million and increase by $1.1 million for the years ended December 31, 2022 and 2021, respectively.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2022 and 2021. The Company does not expect any significant changes in its unrecognized tax benefits within 12 months of the reporting date. The Company has U.S. federal and certain state tax returns subject to examination by tax authorities beginning with those filed for the year ended December 31, 2017. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of income.

Note 13 — Subsequent Events

The Company has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued for potential recognition or disclosure. Other than the SVB matters discussed in Note 1, Organization And Summary Of Significant Accounting Policies, and in Note 5, Debt, the Company did not identify any subsequent event that would have required adjustment or disclosure in the financial statements.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosure matters.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

As of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K, we maintained effective disclosure controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our internal control over financial reporting. Our management used the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to perform this evaluation. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2022.

As a smaller reporting company, our independent registered accounting firm is not required to issue an attestation report on our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ending December 31, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. OTHER INFORMATION

The Company is furnishing no other information in this Form 10-K.

Item 9C. DISCLOSURES REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS

Not applicable.

PART III.

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item will be set forth in the Proxy Statement for our 2023 Annual Meeting and is incorporated into this report by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in the Proxy Statement for our 2023 Annual Meeting and is incorporated into this report by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the Proxy Statement for our 2023 Annual Meeting and is incorporated into this report by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the Proxy Statement for our 2023 Annual Meeting and is incorporated into this report by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in the Proxy Statement for our 2023 Annual Meeting and is incorporated into this report by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

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

Item 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of December 12, 2011, by and between Sensus Healthcare, LLC and Sensus Healthcare, LLC – incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

2.2	Plan of Conversion of Sensus Healthcare, LLC – incorporated by reference to Exhibit 2.2 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

2.3	Asset Purchase Agreement between Sensus Healthcare, Inc. and Empyrean Medical Systems, Inc., dated as of February 25, 2022 – incorporated by reference to Exhibit 2.3 of the Company’s Annual Report on Form 10-K (filed 3/25/22) (No. 001-37714)

3.1	Amended and Restated Certificate of Incorporation of Sensus Healthcare, Inc. – incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (filed 3/25/16)(No. 333-209451).

3.2	Bylaws of Sensus Healthcare, Inc. – incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

4.1	Form of Representatives’ Warrant to Purchase Units – incorporated by reference to Exhibit 4.7 of the Company’s Amendment No. 4 to Registration Statement on Form S-1 (filed 5/19/16) (No. 333-209451).

4. 2	Description of Company’s Common Stock – incorporated by reference to Exhibit 4.4 of the Company’s Annual Report on Form 10-K (filed 3/6/20) (No.001-37714).

10.1	Second Amendment and Restated Loan and Security Agreement by and between Sensus Healthcare, Inc. and Silicon Valley Bank, dated September 21, 2016 – incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (filed 11/7/16)(No. 001-37714).

10.2	Office Lease Agreement, dated as of July 26, 2010, by and between Rexall Sundown, Inc. and Sensus Healthcare, LLC – incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

10.3	Amendment to Lease, dated as of January 27, 2014, by and between Rexall Sundown, Inc. and Sensus Healthcare, LLC– incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

10.4	Commercial Lease, dated as of July 7, 2016, by and between BREF 851, LLC and Sensus Healthcare, Inc. – incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (filed 11/7/16)(No. 001-37714).

10.5+	Sensus Healthcare, Inc. 2016 Equity Incentive Plan – incorporated by reference to Exhibit 10.14 of the Company’s Amendment No. 1 to Registration Statement on Form S-1 (filed 3/10/16)(No. 333-209451).

10.6+	Form of Non-Qualified Option Grant Agreement – incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

10.7+	Employment Agreement between Sensus Healthcare, Inc. and Joseph C. Sardano – incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

10.8#

Manufacturing Agreement, dated as of July 20, 2010, by and between RbM Services, LLC and Sensus Healthcare, LLC. – incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (filed 2/10/16) (No. 333-209451)

10.9	Sensus Healthcare, Inc. 2017 Equity Incentive Plan – incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (filed 6/9/17)(No. 001-37714).

10.10	Default Waiver and First Amendment to Second Amended and Restated Loan and Security Agreement by and between Silicon Valley Bank and Sensus Healthcare, Inc., dated June 27, 2017 – incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (filed 8/4/17)(No. 001-37714).

10.11#	Second Amendment to Second Amended and Restated Loan and Security Agreement by and between Silicon Valley Bank and Sensus Healthcare, Inc., dated September 15, 2017. – incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (filed 11/6/17) (No. 001-37714)

10.12#	Third Amendment to Second Amended and Restated Loan and Security Agreement by and between Silicon Valley Bank and Sensus Healthcare, Inc., dated October 31, 2017. – incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (filed 11/6/17) (No. 001-37714)

10.13+	Form of Restricted Stock Award Agreement incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-8 (filed 11/6/17)(No. 333-221372).

10.14+	Employment Agreement between Sensus Healthcare, Inc. and Michael Sardano – incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (filed 5/8/18) (No. 333-209451).

26

10.15	Fourth Amendment to Second Amended and Restated Loan and Security Agreement by and between Silicon Valley Bank and Sensus Healthcare, Inc., dated October 28, 2019 – incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (filed 11/8/19)(No. 001-37714).

10.16	Fifth Amendment to Second Amended and Restated Loan and Security Agreement by and between Silicon Valley Bank and Sensus Healthcare, Inc. and, dated January 31, 2020. – incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K (filed 3/5/21) (No. 001-37714)

10.17	Sixth Amendment to Second Amended and Restated Loan and Security Agreement by and between Silicon Valley Bank and Sensus Healthcare Inc., dated April 13, 2020 – incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (filed 5/11/20)(No.333-209451).

10.18	Seventh Amendment to Second Amendment and Restated Loan and Security Agreement by and between Silicon Valley Bank and Sensus Healthcare Inc., dated April 27, 2022 – incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (filled 5/12/22)

14.1	Sensus Healthcare, Inc. Code of Ethics – incorporated by reference to Exhibit 14.1 of the of the Company’s Amendment No. 1 to Registration Statement on Form S-1 (filed 3/10/16)(No. 333-209451).

23.1*	Consent of Marcum LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Joseph C. Sardano, Chairman and Chief Executive Officer of Sensus Healthcare, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Javier Rampolla, Chief Financial Officer of Sensus Healthcare, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Joseph C. Sardano, Chairman and Chief Executive Officer of Sensus Healthcare, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Javier Rampolla, Chief Financial Officer of Sensus Healthcare, Inc., Pursuant to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104.*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Indicates a management contract or compensatory plan.

#	Portions of exhibit have been omitted.

*	Filed electronically herewith.

Instruments defining the rights of holders of unregistered long-term debt of the issuer and its subsidiaries have been omitted from this exhibit index because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the issuer and its consolidated subsidiaries. The issuer agrees to furnish a copy of any such instrument to the Commission upon request.

27

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSUS HEALTHCARE, INC.

Date: March 23, 2023	/s/ Joseph C. Sardano
Joseph C. Sardano
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Joseph Sardano	Chief Executive Officer and Chairman	March 23, 2023
Joseph Sardano	(Principal Executive Officer)

/s/ Javier Rampolla	Chief Financial Officer	March 23, 2023
Javier Rampolla	(Principal Financial and Accounting Officer)

/s/ Megan Cornish	Director	March 23, 2023
Megan Cornish

/s/ John Heinrich	Director	March 23, 2023
John Heinrich

/s/ William H. McCall	Director	March 23, 2023
William H. McCall

/s/ Samuel O’Rear	Director	March 23, 2023
Samuel O’Rear

/s/ Anthony B. Petrelli	Director	March 23, 2023
Anthony B. Petrelli