Form 10-Q
period 2023-03-31
Sensus Healthcare, Inc.
filed 2023-05-12
CIK 1494891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 001-37714

Sensus Healthcare, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-1647271
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

851 Broken Sound Pkwy., NW #215, Boca Raton,
Florida	33487
(Address of principal executive offices)	(Zip Code)

(561) 922-5808

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	SRTS	NASDAQ Stock Market, LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an “emerging growth company.” See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 4, 2023, 16,396,766 shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

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

Forward-looking statements involve risks and uncertainties because they relate to events, developments, and circumstances relating to Sensus Healthcare, Inc., our industry, and/or general economic or other conditions that may or may not occur in the future or may occur on longer or shorter timelines or to a greater or lesser degree than anticipated. In addition, even if future events, developments and circumstances are consistent with the forward-looking statements contained in this report, they may not be predictive of results or developments in future periods. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, forward-looking statements are not guarantees of future performance, and our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from the forward looking statements contained in this report as a result of the following factors, among others: our ability to maintain profitability; our ability to obtain and maintain the intellectual property needed to adequately protect our products, and our ability to avoid infringing or otherwise violating the intellectual property rights of third parties; the level and availability of government and/or third party payor reimbursement for clinical procedures using our products, and the willingness of healthcare providers to purchase our products if the level of reimbursement declines; the regulatory requirements applicable to us and our competitors; our ability to efficiently manage our manufacturing processes and costs; concentration of our customers in the U.S. and China, including the concentration of sales to one particular customer in the U.S; the risks arising from doing business in China and other foreign countries; legislation, regulation, or other governmental action that affects our products, taxes, international trade regulation, or other aspects of our business; the performance of the Company’s information technology systems and its ability to maintain data security; and other risks described from time to time in our filings with the Securities and Exchange Commission.

To date, the Russian invasion of Ukraine and global geopolitical uncertainty has not had a significant impact on our business, but we continue to monitor developments and will address them in future disclosures, if applicable.

Any forward-looking statements that we make in this report speak only as of the date of such statement, and we undertake no obligation to update such statements to reflect events or circumstances after the date of this report, except as may be required by applicable law.

ii

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SENSUS HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31,	As of December 31,
(in thousands, except shares and per share data)	2023	2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$19,340	$25,520
Accounts receivable, net	12,733	17,299
Inventories	6,342	3,501
Prepaid and other current assets	10,654	6,921
Total current assets	49,069	53,241
Property and equipment, net	397	243
Intangibles, net	25	50
Deposits	24	24
Deferred tax asset	2,515	1,713
Operating lease right-of-use asset, net	949	996
Other noncurrent asset	419	468
Total assets	$53,398	$56,735
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$4,928	$5,521
Product warranties	375	403
Operating lease liabilities, current portion	192	190
Income tax payable	-	890
Deferred revenue, current portion	671	693
Total current liabilities	6,166	7,697
Operating lease liabilities	782	830
Deferred revenue, net of current portion	126	139
Total liabilities	7,074	8,666
Commitments and contingencies
Stockholders’ equity
Preferred stock, 5,000,000 shares authorized and none issued and outstanding	-	-
Common stock, $0.01 par value – 50,000,000 authorized; 16,913,595 issued and 16,396,766 outstanding at March 31, 2023; 16,902,761 issued and 16,390,419 outstanding at December 31, 2022	169	169
Additional paid-in capital	45,220	45,031
Treasury stock, 516,829 and 512,342 shares at cost, at March 31, 2023 and December 31, 2022, respectively	(3,473)	(3,433)
Retained earnings	4,408	6,302
Total stockholders’ equity	46,324	48,069
Total liabilities and stockholders’ equity	$53,398	$56,735

See accompanying notes to the unaudited condensed consolidated financial statements.

SENSUS HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(unaudited)

	For the Three Months Ended
	March 31,
(in thousands, except shares and per share data)	2023	2022

Revenues	$3,414	$10,338
Cost of sales	1,792	3,189
Gross profit	1,622	7,149
Operating expenses
Selling and marketing	2,099	1,218
General and administrative	1,364	1,273
Research and development	1,098	728
Total operating expenses	4,561	3,219
Income (loss) from operations	(2,939)	3,930
Other income:
Gain on sale of assets	-	12,779
Interest income	243	1
Other income	243	12,780
Income (loss) before income tax	(2,696)	16,710
Provision for (benefit from) income taxes	(802)	648
Net income (loss)	$(1,894)	$16,062
Net income (loss) per share – basic	$(0.12)	$0.97
diluted	$(0.12)	$0.97
Weighted average number of shares used in computing net income (loss) per share – basic	16,245,343	16,497,801
diluted	16,245,343	16,641,654

See accompanying notes to the unaudited condensed consolidated financial statements.

SENSUS HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Retained Earnings (Accumulated
(in thousands, except shares)	Shares	Amount	Capital	Shares	Amount	Deficit)	Total

December 31, 2021	16,694,311	$167	$44,115	(77,037)	$(325)	$(17,942)	$26,015
Stock-based compensation	-	-	57	-	-	-	57
Exercise of stock options	62,500	1	346	-	-	-	347
Surrender of shares for tax withholding on stock-based compensation	-	-	-	(2,226)	(23)	-	(23)
Net income	-	-	-	-	-	16,062	16,062
March 31, 2022 (unaudited)	16,756,811	$168	$44,518	(79,263)	$(348)	$(1,880)	$42,458

December 31, 2022	16,902,761	$169	$45,031	(512,342)	$(3,433)	$6,302	$48,069
Stock-based compensation	10,000	-	161	-	-	-	161
Exercise of stock options	8,334	-	46	-	-	-	46
Forfeiture of restricted stock units	(7,500)	-	(18)	-	-	-	(18)
Surrender of shares for tax withholding on stock-based compensation	-	-	-	(4,487)	(40)	-	(40)
Net loss	-	-	-	-	-	(1,894)	(1,894)
March 31, 2023 (unaudited)	16,913,595	$169	$45,220	(516,829)	$(3,473)	$4,408	$46,324

See accompanying notes to the unaudited condensed consolidated financial statements.

SENSUS HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
	March 31,
(in thousands)	2023	2022
Cash flows from operating activities
Net income (loss)	$(1,894)	$16,062
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	73	92
Gain on sale of assets	-	(12,779)
Provision for product warranties	163	(25)
Stock-based compensation	143	57
Deferred income taxes	(802)	(3,744)
Decrease (increase) in:
Accounts receivable	4,566	1,590
Inventories	(2,855)	(1,969)
Prepaid and other current assets	(3,685)	186
Other noncurrent asset	49	-
Increase (decrease) in:
Accounts payable and accrued expenses	(593)	(366)
Operating lease liability	(46)	-
Income tax payable	(890)	4,392
Deferred revenue	(35)	(259)
Product warranties	(191)	(155)
Total adjustments	(4,103)	(12,980)
Net cash provided by (used in) operating activities	(5,997)	3,082
Cash flows from investing activities
Acquisition of property and equipment	(189)	(44)
Proceeds from sale of assets	-	15,000
Net cash provided by (used in) investing activities	(189)	14,956
Cash flows from financing activities
Withholding taxes on stock-based compensation	(40)	(23)
Repayment of loan payable	-	(51)
Exercise of stock options	46	347
Net cash provided by financing activities	6	273
Net increase (decrease) in cash and cash equivalents	(6,180)	18,311
Cash and cash equivalents – beginning of period	25,520	14,519
Cash and cash equivalents – end of period	$19,340	$32,830
Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income tax paid	$1,200	$-
Supplemental schedule of noncash investing and financing transactions:
Operating lease right-of-use asset and lease liability increase from lease modification	$-	$1,045
Transfer of inventory to property and equipment	$14	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

SENSUS HEALTHCARE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 — Organization and Summary of Significant Accounting Policies

Description of the Business

Sensus Healthcare, Inc. (together, with its subsidiary, unless the context otherwise indicates, “Sensus” or the “Company”) is primarily a manufacturer of radiation therapy devices sold to healthcare providers and distributors globally through its distribution network. The Company operates in one segment from its corporate headquarters located in Boca Raton, Florida.

Basis of Presentation and Principles of Consolidation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its subsidiary. Accounts and transactions between consolidated entities have been eliminated.

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any other period.

The condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”).

Revenue Recognition

The Company’s revenue derives primarily from sales of the Company’s devices and services related to maintaining and repairing the devices as part of a service contract or on an ad-hoc basis without a service contract.

The Company provides warranties, generally for one year, in conjunction with the sale of its products. These warranties entitle the customer to repair, replacement, or modification of the defective product, subject to the terms of the relevant warranty. The Company has determined that these warranties do not represent separate performance obligations, as the customer does not have the option to purchase the warranty separately and the warranty does not provide the customer with a service, only the assurance that the product complies with agreed-upon specifications. The Company records an estimate of future warranty claims at the time it recognizes revenue from the sale of the device based upon management’s estimate of the future claims rate.

Revenue is recognized upon transfer of control of promised goods or services to customers when the product is shipped or the service is rendered, based on the amount the Company expects to receive in exchange for those goods or services. The Company enters into contracts that can include multiple services, which are accounted for separately if they are determined to be distinct.

To determine the transaction price for contracts under which a customer promises consideration in a form other than cash, the Company measures the estimated fair value of the noncash consideration at contract inception. If the Company cannot reasonably estimate the fair value of the noncash consideration, it measures the consideration indirectly by reference to the standalone selling price of the products promised to the customer or class of customer in exchange for the consideration.

The revenues from service contracts are recognized over the service contract period on a straight-line basis. In the event that a customer does not sign a service contract but requests maintenance or repair services after the warranty expires, the Company recognizes revenue when the service is rendered.

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

Disaggregated revenue for the three months ended March 31, 2023 and 2022 was as follows:

	For the Three Months Ended
	March 31,
(in thousands)	2023	2022
Product Revenue - recognized at a point in time	$2,469	$9,228
Service Revenue - recognized at a point in time	341	321
Service Revenue - recognized over time	604	789
Total Revenue	$3,414	$10,338

The Company operates in a highly regulated environment, primarily in the U.S. dermatology market, in which state regulatory approval is sometimes required before the customer is able to use the product. In cases where such regulatory approval is pending, revenue is deferred until such time as regulatory approval is obtained.

Deferred revenue as of March 31, 2023 was as follows:

(in thousands)	Product	Service	Total
December 31, 2022	$45	$787	$832
Revenue recognized	(9)	(604)	(613)
Amounts invoiced	-	578	578
March 31, 2023	$36	$761	$797

The Company does not disclose information about remaining performance obligations with original expected durations of one year or less in connection with deposits for products. Estimated service revenue to be recognized in the future related to performance obligations fully or partially unsatisfied as of March 31, 2023 is as follows:

Year	Service Revenue
2023 (April 1 - December 31, 2023)	$582
2024	131
2025	28
2026	20
Total	$761

The Company pays commissions for equipment sales. Because the recovery of commissions is expected to occur from product revenue within one year, the Company charges commissions to expense as incurred.

Shipping and handling costs are expensed as incurred and are included in cost of sales.

Concentration

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, and accounts receivable.

On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation (the “FDIC”) was appointed receiver. On March 13, 2023, the FDIC transferred all deposits, both insured and uninsured, and substantially all assets of SVB to a newly created, full-service FDIC-operated “bridge bank”, Silicon Valley Bridge Bank, N.A. (“SVBB”), chartered by the Office of the Comptroller of the Currency as a national bank. Subsequently, on March 27, 2023, the FDIC entered into a purchase and assumption agreement for all deposits and loans, as well as certain other assets, of SVBB, with First-Citizens Bank & Trust Company (“FCB”), a subsidiary of First Citizens BancShares, Inc. ("First Citizens"). As a result of this transaction, SVB became a wholly owned subsidiary of FCB.

Based upon information available to us, we believe that FCB assumed all contracts SVB entered into prior to its failure, and that FCB will continue to perform under those contracts. See Note 4, Debt, for additional information.

As of March 31, 2023, at another financial institution, the Company’s deposit balance exceeded the federally insured limit. The Company has not incurred losses related to the deposit and does not believe it is exposed to unusual credit risk beyond the normal risk associated with commercial banking relationships.

One customer in the U.S. accounted for approximately 60% and 81% of revenue for the three months ended March 31, 2023 and 2022, respectively, and 93% and 91% of the accounts receivable as of March 31, 2023 and December 31, 2022, respectively.

Segment and Geographical Information

The following table illustrates total revenue for the three months ended March 31, 2023 and 2022 by geographic region.

	For the Three Months Ended
	March 31,
(in thousands)	2023		2022
United States	$3,274	96%	$10,147	98%
China	130	4%	179	2%
Other	10	0%	12	0%
Total Revenue	$3,414	100%	$10,338	100%

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

Accounts Receivable

The Company does business and extends credit based on an evaluation of each customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables varies by customer, primarily due to the customer’s financial condition. The Company estimates future credit losses based on the age of customer receivable balances, collection history and forecasted economic trends. Future collections can be significantly different from historical collection trends or current estimates. The allowance for expected credit losses was $107 thousand as of March 31, 2023 and December 31, 2022. No bad debt expense was incurred for the three months ended March 31, 2023 or 2022.

Inventories

Inventories consist of finished product and components and are stated at the lower of cost or net realizable value, determined using the first-in-first-out method. The Company periodically reviews the value of items in inventory for obsolescence based on its assessment of market conditions and writes down any obsolete inventory to its net realizable value through a charge to costs of goods sold. The provision for inventory obsolescence was $18 thousand as of both March 31, 2023 and December 31, 2022.

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

	For the Three Months Ended
	March 31,
	2023	2022
Stock Options	20,933	-
Restricted Stock	54,122	-
Total	75,055	-

The factors used in the earnings per share computation are as follows:

	For the Three Months Ended
	March 31,
(in thousands)	2023	2022
Basic
Net income (loss)	$(1,894)	$16,062
Weighted average common shares outstanding	16,245	16,498
Basic earnings per share	$(0.12)	$0.97
Diluted
Net income (loss)	$(1,894)	$16,062
Weighted average common shares outstanding	16,245	16,498
Dilutive effects of:
Assumed exercise of stock options	-	66
Restricted stock awards	-	78
Dilutive shares	16,245	16,642
Diluted earnings per share	$(0.12)	$0.97

Leases

The Company evaluates arrangements at inception to determine if an arrangement is or contains a lease. The operating lease right-of-use asset (the “ROU asset”) represent the Company’s right to use an underlying asset for the lease term, and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The ROU asset and operating lease liability are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise the options. To determine the present value of the lease payment, the Company uses an incremental borrowing rate that the Company would expect to incur for a fully collateralized loan over a similar term under similar economic conditions. In addition, the Company has elected available practical expedients to not separate lease and non-lease components for all leased assets and to exclude leases with initial terms of 12 months or less.

The lease payments used to determine the Company’s operating lease asset may include lease incentives, and stated rent increases are recognized in the ROU asset in the Company’s consolidated balance sheets. The ROU asset is amortized to rent expense over the lease term and included in operating expenses in the consolidated statements of income (loss).

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU replace the incurred loss model for recognition of credit losses with a methodology that reflects expected credit losses over the life of the loan and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. In November 2019, the FASB issued ASU 2019-10, which provides a one-year deferral of the effective dates of ASU No. 2016-13. Accordingly, the guidance is effective for fiscal years beginning after December 15, 2022. The Company adopted this update in January 2023. This update did not have a significant impact on the Company’s consolidated financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Note 2 — Property and Equipment

	As of	As of
	March 31,	December 31,	Estimated
(in thousands)	2023	2022	Useful Lives

Operations equipment	$1,217	$1,222	3 years
Tradeshow and demo equipment	1,181	990	3 years
Computer equipment	170	162	3 years
Subtotal	2,568	2,374
Less accumulated depreciation	(2,171)	(2,131)
Property and Equipment, Net	$397	$243

Depreciation expense was $48 thousand and $68 thousand for the three months ended March 31, 2023 and 2022, respectively.

Note 3 — Intangibles

	Patent	Customer
(in thousands)	Rights	Relationships	Total
December 31, 2022	$49	$1	$50
Amortization expense	(25)	-	(25)
March 31, 2023	$24	$1	$25

Accumulated amortization was $1,249 thousand and $1,224 thousand as of March 31, 2023 and December 31, 2022, respectively.

Note 4 — Debt

As of December 31, 2022, the Company had a revolving credit facility with SVB that provided for maximum borrowings equal to the lesser of (a) the $15 million commitment amount or (b) the borrowing base plus a $7.5 million non-formula sublimit.

On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation (the “FDIC”) was appointed receiver. On March 13, 2023, the FDIC transferred all deposits, both insured and uninsured, and substantially all assets of SVB to a newly created, full-service FDIC-operated “bridge bank”, Silicon Valley Bridge Bank, N.A. (“SVBB”), chartered by the Office of the Comptroller of the Currency as a national bank. Subsequently, on March 27, 2023, the FDIC entered into a purchase and assumption agreement for all deposits and loans, as well as certain other assets, of SVBB, with First-Citizens Bank & Trust Company (“FCB”), a subsidiary of First Citizens BancShares, Inc. ("First Citizens"). As a result of this transaction, SVB became a wholly owned subsidiary of FCB.

At March 31, 2023, the available borrowing was $15 million. Interest on any borrowings, at Prime plus 0.75% (8.75% at March 31, 2023) and Prime plus 1.50% on non-formula borrowings (9.5% at March 31, 2023), is payable monthly, and the outstanding principal and interest are due on the maturity date. The revolving credit facility is secured by all of the Company’s assets.

The Company was in compliance with its financial covenants under the revolving credit facility as of March 31, 2023 and December 31, 2022. There were no borrowings outstanding under the revolving credit facility at March 31, 2023 or December 31, 2022.

Note 5 — Product Warranties

Changes in product warranty liability were as follows for the three months ended March 31, 2023:

(in thousands)
Balance, December 31, 2022	$403
Warranties accrued during the period	163
Payments on warranty claims	(191)
Balance, March 31, 2023	$375

Note 6 — Leases

Operating Lease Agreements

The Company leases its headquarters office from an unrelated third party. In April 2022, the Company renewed the lease through September 2027. The amortization of the ROU asset was $48 thousand and $52 thousand for the three months ended March 31, 2023 and 2022, respectively.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of March 31, 2023.

Maturity of Operating Lease Liabilities	Amount
2023 (April 1 - December 31, 2023)	$162
2024	238
2025	245
2026	253
2027	194
Total undiscounted operating leases payments	$1,092
Less: Imputed interest	(118)
Present Value of Operating Lease Liabilities	$974

Other Information
Weighted-average remaining lease term	4.5 years
Weighted-average discount rate	5%

Cash paid for amounts included in the measurement of operating lease liabilities was $46 thousand and $66 thousand for the three months ended March 31, 2023 and 2022, respectively, and is included in cash flows from operating activities in the accompanying consolidated statement of cash flows.

Operating lease cost recognized as expense was $60 thousand and $63 thousand for the three months ended March 31, 2023 and 2022, respectively. The financing component for operating lease obligations represents the effect of discounting the operating lease payments to their present value.

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

Purchases from this manufacturer totaled approximately $6.6 million and $3.3 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, approximately $1.4 million and $1.5 million, respectively, was due to this manufacturer, which is presented in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Legal Contingencies

The Company is a party to certain legal proceedings in the ordinary course of business. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and related contingencies.

In 2015, the Company learned that the Department of Justice (the “Department”) had commenced an investigation of the billing to Medicare by a physician who had treated patients with the Company’s SRT-100. The Department subsequently advised the Company that it was considering expanding the investigation to determine whether the Company had any involvements in physician’s use of certain reimbursements codes. The Company has received two Civil Investigative Demands from the Department seeking documents and written responses in connection with its investigation. The Company has fully cooperated with the Department. The Company disputes that it has engaged in any wrongdoing with respect to such reimbursement claims; among other considerations, the Company does not submit claims for reimbursement or provide coding or billing advice to physicians. To the Company’s knowledge, the Department has made no determination as to whether the Company engaged in any wrongdoing, or whether to pursue any legal action against the Company. Should the Department decide to pursue legal action, the Company believes it has strong and meritorious defenses and will vigorously defend itself. As of March 31, 2023, the Company is unable to estimate the cost associated with this matter.

Note 8 — Stockholders’ Equity

Preferred Stock

The Company has authorized 5 million shares of preferred stock. No shares of preferred stock were issued or outstanding at March 31, 2023 or December 31, 2022.

Treasury stock

Treasury stock includes shares surrendered by employees for tax withholding on the vesting of restricted stock awards and shares repurchased in open market transactions. During the three months ended March 31, 2023, 4,487 shares were surrendered by employees for tax withholding, and the Company did not repurchase any shares in open market transactions.

Note 9 – Stock-Based Compensation

2016 and 2017 Equity Incentive Plans

The 2016 Equity Incentive Plan and the 2017 Incentive Plan (collectively, the “Plans”) provide for the issuance of up to 397,473 shares and 500,000 shares, respectively. In addition, unless the Compensation Committee specifically determines otherwise, the maximum number of shares available under the Plans and the awards granted under them are subject to appropriate adjustment in the case of any stock dividends, stock splits, recapitalizations, reorganizations, mergers, consolidations, exchanges or other changes in capitalization affecting the Company’s common stock. The awards may be made in the form of restricted stock awards or stock options, among other forms. As of March 31, 2023, 48,973 shares are available for grant under the Plans.

On February 1, 2020, a total of 35,000 shares of restricted stock were issued to employees. The restricted shares vest 25% per year over a four-year period. The grant date fair value of $4.11 per share is being recognized as expense on a straight-line basis over the vesting period. During the three months ended March 31, 2023, 7,500 shares of unvested common stock were forfeited due to the termination of employment for two employees with the Company.

On July 21, 2021, a total of 130,000 shares of restricted stock were issued to employees and board members. The restricted shares vest 25% at grant date and 25% per year over a three-year period. The grant date fair value of $3.84 per share is being recognized as expense on a straight-line basis over the vesting period.

On December 19, 2022, a total of 77,000 shares of restricted stock were issued to employees. The restricted shares vest 25% per year over a four-year period. The fair value of $6.40 per share, the stock price on grant date, is being recognized as expense on a straight-line basis over the vesting period.

On January 26, 2023, 10,000 shares of common stock were issued to an employee and were recorded at the fair value of $8.96 per share, the stock price on the grant date. The shares vested at grant date.

Restricted Stock

Restricted stock activity for the three months ended March 31, 2023 is summarized below:

		Weighted-
		Average
		Grant
	Restricted	Date Fair
Outstanding at	Stock	Value
December 31, 2022	159,500	$5.11
Granted	10,000	8.96
Vested	(15,000)	7.34
Forfeited	(7,500)	$4.11
March 31, 2023	147,000	$5.19

The Company recognizes forfeitures as they occur rather than estimating a forfeiture rate. The reduction of stock compensation expense related to the forfeitures was $18 thousand and $0 for the three months ended March 31, 2023 and 2022, respectively.

Unrecognized stock compensation expense was $631 thousand as of March 31, 2023, which will be recognized over a weighted average period of 3 years.

Stock Options

Stock options expire 10 years after the grant date. Options that have been granted are exercisable and vest based on the terms on the related agreements.

The following table summarizes the Company’s stock option activity:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Options	Price	(In Years)
Outstanding - December 31, 2022	97,884	$5.55	5.08
Granted	-	-	-
Exercised	(8,334)	5.55	-
Expired	-	-	-
Outstanding - March 31, 2023	89,550	$5.55	4.83
Exercisable – March 31, 2023	89,550	$5.55	4.83

The stock options outstanding had an intrinsic value of $0 and $183 thousand as of March 31, 2023 and December 31, 2022, respectively.

Stock compensation expense related to restricted stock and stock options was $161 thousand and $60 thousand for the three months ended March 31, 2023 and 2022, respectively.

During the three months ended March 31, 2023, the Company issued 8,334 shares of common stock upon the exercise of stock options with an exercise price of $5.55 per share.

Note 10 — Income Taxes

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

Effective income tax rates for interim periods are based upon the Company’s current estimated annual rate, which varies based upon the Company’s estimate of taxable earnings or loss and the mix of taxable earnings or loss in the various states in which the Company operates. In addition, the Company recognizes taxes related to unusual or infrequent items or resulting from a change in judgment regarding a position taken in a prior period as discrete items in the interim period in which the event occurs.

As of December 31, 2022, deferred tax assets were primarily the result of state and foreign net operating loss, state tax credit carryforwards and accrued expenses. A valuation allowance of $185 thousand was recorded against the deferred tax asset balance attributed to foreign net operation losses as of December 31, 2022.

For the quarter ended March 31, 2022, the Company recorded a net valuation allowance release of $3.7 million on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of March 31, 2023, management determined there continues to be sufficient positive evidence that it is more likely than not that the net deferred tax asset (other than foreign net operation losses) is realizable.

Income tax (benefit) expense was ($802) thousand and $648 thousand for the three months ended March 31, 2023 and 2022, respectively.

The effective tax rates for the three months ended March 31, 2023 and 2022 were 29.7% and 3.9%, respectively. The tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income the Company earns in those jurisdictions, which are expected to be fairly consistent in the near term. It is also affected by discrete items that may occur in any given year but are not consistent from year to year. The item that had the most significant impact on the difference between the statutory U.S. federal income tax rate of 21% and the effective tax rate for the three months ended March 31, 2023 was state income taxes. The items that had the most significant impact on the difference between the statutory U.S. federal income tax rate of 21% and the effective tax rate for the three months ended March 31, 2022 were state income taxes, exercises of stock options, the favorable impact of credits, the release of the valuation allowance during the first quarter of 2022, and the difference in statutory rates in foreign jurisdictions.

As of March 31, 2023, the Company’s U.S. federal and certain state tax returns remain subject to examination, beginning with those filed for the year ended December 31, 2017.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the information set forth within the financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and with our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2022 Annual Report.

Overview

Sensus is a medical device company committed to providing highly effective, non-invasive and cost-effective treatments for both oncological and non-oncological skin conditions.

Segment Information

The Company manages its business globally within one reportable segment, which is consistent with how our management reviews the business, prioritizes investment and resource allocation decisions and assesses operating performance.

Results of Operations

	For the Three Months Ended
	March 31,
(in thousands, except shares and per share data)	2023	2022

Revenues	$3,414	$10,338
Cost of sales	1,792	3,189
Gross profit	1,622	7,149
Operating expenses
Selling and marketing	2,099	1,218
General and administrative	1,364	1,273
Research and development	1,098	728
Total operating expenses	4,561	3,219
Income (loss) from operations	(2,939)	3,930
Other income:
Gain on sale of assets	-	12,779
Interest income	243	1
Other income	243	12,780
Income (loss) before income tax	(2,696)	16,710
Provision for (benefit from) income taxes	(802)	648
Net income (loss)	$(1,894)	$16,062

Three months ended March 31, 2023 compared to the three months ended March 31, 2022

Revenues. Revenues were $3.4 million for the three months ended March 31, 2023 compared to $10.3 million for the three months ended March 31, 2022, a decrease of $6.9 million, or 67.0%. The decrease was primarily driven by the lower number of units sold due to inflation impacting medical practices that have caused them to defer purchases of our product and lower sales to a large customer in the three months ended March 31, 2023.

Cost of sales. Cost of sales was $1.8 million for the three months ended March 31, 2023 compared to $3.2 million for the three months ended March 31, 2022, a decrease of $1.4 million, or 43.8%. The decrease in cost of sales was primarily related to the decrease in sales in the three months ended March 31, 2023.

Gross profit. Gross profit was $1.6 million for the three months ended March 31, 2023 compared to $7.1 million for the three months ended March 31, 2022, a decrease of $5.5 million, or 77.5%. Our overall gross profit percentage was 47.1% in the three months ended March 31, 2023 compared to 68.9% in the corresponding period in 2022. The decrease in gross profit was primarily driven by the lower number of units sold and higher costs charged by vendors in the three months ended March 31, 2023.

Selling and marketing. Selling and marketing expense was $2.1 million for the three months ended March 31, 2023 compared to $1.2 million for the three months ended March 31, 2022, an increase of $0.9 million, or 75.0%. The increase was primarily attributable to the increase in tradeshow and advertising expenses.

General and administrative. General and administrative expense was $1.4 million for the March 31, 2023 compared to $1.3 million for the three months ended March 31, 2022, an increase of $0.1 million, or 7.7%. The net increase in general and administrative expense was primarily due to higher professional fees and travel expense offset by a reduction in insurance expense.

Research and development. Research and development expense was $1.1 million for the March 31, 2023 compared to $0.7 million for the three months ended March 31, 2022, an increase of $0.4 million, or 57.1%. The increase was primarily due to expenses related to a project to develop a drug delivery system for an aesthetic project. The Company expects the completion of this project by the end of 2023.

Other income. Other income of $0.2 million for the three months ended March 31, 2023 was related to the interest income. Other income of $12.8 million for the three months ended March 31, 2022 was related to the gain on the sale of our Sculptura assets.

Financial Condition

The following discussion summarizes significant changes in assets and liabilities. Please see the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022 contained in Part I, Item 1 of this filing.

Assets

Cash and cash equivalents at March 31, 2023 decreased $6.2 million from December 31, 2022. See Cash Flows for details on the change in cash and cash equivalents during the three months ended March 31, 2023.

Accounts receivable at March 31, 2023 decreased $4.6 million from December 31, 2022, primarily due to collection of receivables and the decrease in sales in the three months ended March 31, 2023.

Inventories at March 31, 2023 increased $2.8 million from December 31, 2022, primarily due to increase in completion of finished goods offset by shipments of units sold in the three months ended March 31, 2023.

Prepaid and other assets at March 31, 2023 increased $3.7 million from December 31, 2022, primarily due to an increase in the deposit paid to a manufacturer in the three months ended March 31, 2023.

Liabilities

There were no borrowings under our revolving line of credit at March 31, 2023 or December 31, 2022.

Liquidity and Capital Resources

The Company’s liquidity position and capital requirements may be impacted by a number of factors, including the following:

●	ability to generate and increase revenue;

●	fluctuations in gross margins, operating expenses and net results; and

●	financial market instability or disruptions to the banking system due to bank failures

The Company’s primary short-term capital needs, which are subject to change, include expenditures related to:

●	expansion of sales and marketing activities; and

●	expansion of research and development activities.

Sensus’s management regularly evaluates cash requirements for current operations, commitments, capital requirements and business development transactions, and may seek to raise additional funds for these purposes in the future. However, there can be no assurance that it will be able to raise such funds or the terms on which such funds may be raised, if at all.

Cash flows

The following table provides a summary of cash flows for the periods indicated:

	For the Years Ended
	December 31
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$(1,409)	$(286)
Investing activities	14,838	129
Financing activities	(2,428)	(231)
Total	$11,001	$(388)

Net cash used in operating activities was approximately $6.0 million for the three months ended March 31, 2023, consisting of net loss of approximately $1.9 million, an increase in net operating liabilities of approximately $3.7 million, and non-cash charges of approximately $0.4 million. Cash flows provided by operating activities primarily include the receipt of revenues offset by the payment of operating expenses incurred in the normal course of business. Non-cash items consisted of deferred income taxes, stock compensation expense, provision for product warranties and depreciation and amortization. Net cash provided by operating activities was $3.0 million for the three months ended March 31, 2022, consisting of a net income of $16.1 million, an increase in net operating assets of $0.4 million and non-cash charges of $12.7 million. Cash flows provided by operating activities primarily include the receipt of revenues offset by the payment of operating expenses incurred in the normal course of business.

Net cash used in investing activities for the three months ended March 31, 2023 reflected $0.2 million of purchases of property and equipment. Net cash provided by investing activities for the three months ended March 31, 2022 reflected $15 million of proceeds from the sale of our Sculptura assets, partially offset by purchases of property and equipment.

Net cash used in financing activities for the three months ended March 31, 2023 primarily reflected $46 thousand of exercised stock options, offset by $40 thousand of withholding taxes on stock-based compensation . Net cash provided by financing activities for the three months ended March 31, 2022 primarily reflected $0.4 million of exercised stock options offset by the repayment of our PPP loan and withholding taxes on stock compensation.

Indebtedness

Please see Note 4, Debt, to the financial statements.

Contractual Obligations and Commitments

Please see Note 7, Commitments and Contingencies, to the financial statements.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. Actual results could differ significantly from those estimates. For a summary of these and additional accounting policies see Note 1, Organization and Summary of Significant Accounting Policies, to the financial statements. In addition, see Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1, Organization and Summary of Significant Accounting Policies, in the 2022 Annual Report for further information.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

As of March 31, 2023, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of March 31, 2023, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2022 Annual Report, as updated in our subsequent quarterly reports. The risks described in our 2022 Annual Report and our subsequent quarterly reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

There were no unregistered sales of securities during the three months ended March 31, 2023.

(b) Use of Proceeds from the Sale of Registered Securities

None.

(c) Purchases of Equity Securities by the Registrant and Affiliated Purchases.

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Joseph C. Sardano, Chairman and Chief Executive Officer of Sensus Healthcare, Inc., Pursuant to Rule 13a- 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Javier Rampolla, Chief Financial Officer of Sensus Healthcare, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Joseph C. Sardano, Chairman and Chief Executive Officer of Sensus Healthcare, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Javier Rampolla, Chief Financial Officer of Sensus Healthcare, Inc., Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSUS HEALTHCARE, INC.

Date: May 12, 2023	/s/ Joseph C. Sardano
Joseph C. Sardano Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2023	/s/ Javier Rampolla
Javier Rampolla
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)