Form 10-Q
period 2023-06-30
Sensus Healthcare, Inc.
filed 2023-08-11
CIK 1494891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934 For the transition period from______________to _____________

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

As of August 4, 2023, 16,391,831 shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

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

To date, the Russian invasion of Ukraine and global geopolitical uncertainty have not had significant impacts on our business, but we continue to monitor developments and will address them in future disclosures, if applicable.

Any forward-looking statements that we make in this report speak only as of the date of such statement, and we undertake no obligation to update such statements to reflect events or circumstances after the date of this report, except as may be required by applicable law.

ii

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SENSUS HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30,	As of December 31,
(in thousands, except shares and per share data)	2023	2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$20,053	$25,520
Accounts receivable, net	9,149	17,299
Inventories	10,131	3,501
Prepaid and other current assets	8,059	6,921
Total current assets	47,392	53,241
Property and equipment, net	367	243
Intangibles, net	1	50
Deposits	24	24
Deferred tax asset	3,017	1,713
Operating lease right-of-use asset, net	866	996
Other noncurrent asset	350	468
Total assets	$52,017	$56,735
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$3,941	$5,521
Product warranties	379	403
Operating lease liabilities, current portion	181	190
Income tax payable	-	890
Deferred revenue, current portion	692	693
Total current liabilities	5,193	7,697
Operating lease liabilities	698	830
Deferred revenue, net of current portion	116	139
Total liabilities	6,007	8,666
Commitments and contingencies
Stockholders’ equity
Preferred stock, 5,000,000 shares authorized and none issued and outstanding	-	-
Common stock, $0.01 par value – 50,000,000 authorized; 16,912,595 issued and 16,395,766 outstanding at June 30, 2023; 16,902,761 issued and 16,390,419 outstanding at December 31, 2022	169	169
Additional paid-in capital	45,286	45,031
Treasury stock, 516,829 and 512,342 shares at cost, at June 30, 2023 and December 31, 2022, respectively	(3,473)	(3,433)
Retained earnings	4,028	6,302
Total stockholders’ equity	46,010	48,069
Total liabilities and stockholders’ equity	$52,017	$56,735

See accompanying notes to the unaudited condensed consolidated financial statements.

SENSUS HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except shares and per share data)	2023	2022	2023	2022

Revenues	$4,527	$12,080	$7,941	$22,417
Cost of sales	1,908	3,824	3,700	7,013
Gross profit	2,619	8,256	4,241	15,404
Operating expenses
Selling and marketing	1,595	1,728	3,693	2,946
General and administrative	1,329	1,131	2,693	2,404
Research and development	822	827	1,920	1,556
Total operating expenses	3,746	3,686	8,306	6,906
Income (loss) from operations	(1,127)	4,570	(4,065)	8,498
Other income (expense):
Gain on sale of assets	-	-	-	12,779
Interest income	245	25	488	28
Interest expense	-	(1)	-	(1)
Other income, net	245	24	488	12,806
Income (loss) before income tax	(882)	4,594	(3,577)	21,304
Provision for (benefit from) income taxes	(502)	1,070	(1,303)	1,718
Net income (loss)	$(380)	$3,524	$(2,274)	$19,586
Net income (loss) per share – basic	$(0.02)	$0.21	$(0.14)	$1.19
diluted	$(0.02)	$0.21	$(0.14)	$1.17
Weighted average number of shares used in computing net income (loss) per share – basic	16,249,766	16,495,043	16,247,567	16,508,629
diluted	16,249,766	16,631,478	16,247,567	16,710,550

See accompanying notes to the unaudited condensed consolidated financial statements.

SENSUS HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

						Retained
	Common Stock		Additional Paid-In	Treasury Stock		Earnings (Accumulated
(in thousands, except shares)	Shares	Amount	Capital	Shares	Amount	Deficit)	Total

December 31, 2021	16,694,311	$167	$44,115	(77,037)	$(325)	$(17,942)	$26,015
Stock-based compensation	-	-	57	-	-	-	57
Exercise of stock options	62,500	1	346	-	-	-	347
Surrender of shares for tax withholding on stock-based compensation	-	-	-	(2,226)	(23)	-	(23)
Net income	-	-	-	-	-	16,062	16,062
March 31, 2022 (unaudited)	16,756,811	$168	$44,518	(79,263)	$(348)	$(1,880)	$42,458
Stock-based compensation	-	-	40	-	-	-	40
Exercise of stock options	5,000	-	28	-	-	-	28
Stock repurchase	-	-	-	(126,523)	(1,005)	-	(1,005)
Net income	-	-	-	-	-	3,524	3,524
June 30, 2022 (unaudited)	16,761,811	$168	$44,586	(205,786)	$(1,353)	$1,644	$45,045

December 31, 2022	16,902,761	$169	$45,031	(512,342)	$(3,433)	$6,302	$48,069
Stock-based compensation	10,000	-	161	-	-	-	161
Exercise of stock options	8,334	-	46	-	-	-	46
Forfeiture of restricted stock units	(7,500)	-	(18)	-	-	-	(18)
Surrender of shares for tax withholding on stock-based compensation	-	-	-	(4,487)	(40)	-	(40)
Net loss	-	-	-	-	-	(1,894)	(1,894)
March 31, 2023 (unaudited)	16,913,595	$169	$45,220	(516,829)	$(3,473)	$4,408	$46,324
Stock-based compensation	-	-	67	-	-	-	67
Forfeiture of restricted stock units	(1,000)	-	(1)	-	-	-	(1)
Net loss	-	-	-	-	-	(380)	(380)
June 30, 2023 (unaudited)	16,912,595	$169	$45,286	(516,829)	$(3,473)	$4,028	$46,010

See accompanying notes to the unaudited condensed consolidated financial statements.

SENSUS HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	June 30,
(in thousands)	2023	2022
Cash flows from operating activities
Net income (loss)	$(2,274)	$19,586
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	156	166
Gain on sale of assets	-	(12,779)
Provision for product warranties	281	64
Stock-based compensation	209	97
Deferred income taxes	(1,303)	(3,744)
Decrease (increase) in:
Accounts receivable	8,150	1,819
Inventories	(6,644)	(1,327)
Deposits	-	40
Prepaid and other current assets	(1,045)	(2,302)
Other noncurrent asset	118	-
Increase (decrease) in:
Accounts payable and accrued expenses	(1,580)	(6)
Operating lease liability	(104)	-
Income tax payable	(890)	3,690
Deferred revenue	(24)	(70)
Product warranties	(305)	(256)
Total adjustments	(2,981)	(14,608)
Net cash provided by (used in) operating activities	(5,255)	4,978
Cash flows from investing activities
Acquisition of property and equipment	(218)	(89)
Proceeds from sale of assets	-	15,000
Net cash provided by (used in) investing activities	(218)	14,911
Cash flows from financing activities
Repurchase of common stock	-	(1,005)
Withholding taxes on stock-based compensation	(40)	(23)
Repayment of loan payable	-	(51)
Exercise of stock options	46	374
Net cash provided by (used in) financing activities	6	(705)
Net increase (decrease) in cash and cash equivalents	(5,467)	19,184
Cash and cash equivalents – beginning of period	25,520	14,519
Cash and cash equivalents – end of period	$20,053	$33,703
Supplemental disclosure of cash flow information:
Interest paid	$-	$1
Income tax paid	$1,390	$1,815
Supplemental schedule of noncash investing and financing transactions:
Operating lease right-of-use asset and lease liability increase from lease modification	$-	$1,045
Transfer of inventory to property and equipment	$14	$-

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

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any other period.

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

The Company provides warranties, generally for one year, in conjunction with sales of its products. These warranties entitle the customer to repair, replacement, or modification of the defective product, subject to the terms of the relevant warranty. The Company has determined that these warranties do not represent separate performance obligations, as the customer does not have the option to purchase the warranty separately and the warranty does not provide the customer with a service, only the assurance that the product complies with agreed-upon specifications. The Company records an estimate of future warranty claims at the time it recognizes revenue from the sale of a device based upon management’s estimate of the future claims rate.

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

Disaggregated revenue for the three and six months ended June 30, 2023 and 2022 was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Product Revenue - recognized at a point in time	$3,524	$10,970	$5,993	$20,199
Service Revenue - recognized at a point in time	306	205	647	524
Service Revenue - recognized over time	697	905	1,301	1,694
Total Revenue	$4,527	$12,080	$7,941	$22,417

The Company operates in a highly regulated environment, primarily in the U.S. dermatology market, in which state regulatory approval is sometimes required before the customer is able to use the product. In cases where such regulatory approval is pending, revenue is deferred until such time as regulatory approval is obtained.

Deferred revenue as of June 30, 2023 was as follows:

(in thousands)	Product	Service	Total
December 31, 2022	$45	$787	$832
Revenue recognized	(9)	(1,301)	(1,310)
Amounts invoiced	-	1,286	1,286
June 30, 2023	$36	$772	$808

The Company does not disclose information about remaining performance obligations with original expected durations of one year or less in connection with deposits for products. Estimated service revenue to be recognized in the future related to performance obligations fully or partially unsatisfied as of June 30, 2023 is as follows:

Year	Service Revenue
2023 (July 1 - December 31, 2023)	$457
2024	255
2025	40
2026	20
Total	$772

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

One customer in the U.S. accounted for approximately 46% and 78% of revenue for the three months ended June 30, 2023 and 2022, respectively, approximately 52% and 77% of revenue for the six months ended June 30, 2023 and 2022, respectively, and 86% and 91% of the accounts receivable as of June 30, 2023 and December 31, 2022, respectively.

Segment and Geographical Information

The following table illustrates total revenue for the three and six months ended June 30, 2023 and 2022 by geographic region.

	For the Three Months Ended
	June 30,
(in thousands)	2023		2022
United States	$3,892	86%	$11,349	94%
China	300	7%	711	6%
Guatemala	190	4%	-	0%
Ireland	135	3%	-	0%
Other	10	0%	20	0%
Total Revenue	$4,527	100%	$12,080	100%

	For the Six Months Ended
	June 30,
(in thousands)	2023		2022
United States	$7,166	90%	$21,497	96%
China	430	5%	890	4%
Guatemala	190	2%	-	0%
Ireland	135	2%	-	0%
Other	20	0%	30	0%
Total Revenue	$7,941	100%	$22,417	100%

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

Accounts Receivable

The Company does business and extends credit based on an evaluation of each customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables varies by customer, primarily due to the customer’s financial condition. The Company estimates future credit losses based on the age of customer receivable balances, collection history and forecasted economic trends. Future collections can be significantly different from historical collection trends or current estimates. The allowance for expected credit losses was $28 thousand and $107 thousand as of June 30, 2023 and December 31, 2022, respectively. Bad debt expense was $5 thousand and $0 for the three months ended June 30, 2023 and 2022, respectively, and $5 thousand and $0 for the six months ended June 30, 2023 and 2022, respectively.

Inventories

Inventories consist of finished product and components and are stated at the lower of cost or net realizable value, determined using the first-in-first-out method. The Company periodically reviews the value of items in inventory for obsolescence based on its assessment of market conditions and writes down any obsolete inventory to its net realizable value through a charge to costs of goods sold. The provision for inventory obsolescence was $18 thousand as of both June 30, 2023 and December 31, 2022.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Stock Options	89,550	-	89,550	-
Restricted Stock	146,000	-	146,000	-
Total	235,550	-	235,550	-

The factors used in the earnings per share computation are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Basic
Net income (loss)	$(380)	$3,524	$(2,274)	$19,586
Weighted average common shares outstanding	16,250	16,495	16,248	16,509
Basic earnings per share	$(0.02)	$0.21	$(0.14)	$1.19
Diluted
Net income (loss)	$(380)	$3,524	$(2,274)	$19,586
Weighted average common shares outstanding	16,250	16,495	16,248	16,509
Dilutive effects of:
Assumed exercise of stock options	-	60	-	127
Restricted stock awards	-	76	-	75
Dilutive shares	16,250	16,631	16,248	16,711
Diluted earnings per share	$(0.02)	$0.21	$(0.14)	$1.17

Leases

The Company evaluates arrangements at inception to determine if an arrangement is or contains a lease. The operating lease right-of-use asset (the “ROU asset”) represents the Company’s right to use an underlying asset for the lease term, and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The ROU asset and operating lease liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise the options. To determine the present value of the lease payment, the Company uses an incremental borrowing rate that the Company would expect to incur for a fully collateralized loan over a similar term under similar economic conditions. In addition, the Company has elected available practical expedients to not separate lease and non-lease components for all leased assets and to exclude leases with initial terms of 12 months or less.

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

Note 2 — Property and Equipment

	As of	As of
(in thousands)	June 30, 2023	December 31, 2022	Estimated Useful Lives

Operations equipment	$1,241	$1,222	3 years
Tradeshow and demo equipment	1,178	990	3 years
Computer equipment	171	162	3 years
Subtotal	2,590	2,374
Less accumulated depreciation	(2,223)	(2,131)
Property and Equipment, Net	$367	$243

Depreciation expense was $59 thousand and $50 thousand for the three months ended June 30, 2023 and 2022, respectively, and $107 thousand and $118 thousand for the six months ended June 30, 2023 and 2022, respectively.

Note 3 — Intangibles

	Patent	Customer
(in thousands)	Rights	Relationships	Total
December 31, 2022	$49	$1	$50
Amortization expense	(49)	-	(49)
June 30, 2023	$-	$1	$1

Accumulated amortization was $1,273 thousand and $1,224 thousand as of June 30, 2023 and December 31, 2022, respectively.

Note 4 — Debt

As of December 31, 2022, the Company had a revolving credit facility with Silicon Valley Bank (“SVB”) that provided for maximum borrowings equal to the lesser of (a) the $15 million commitment amount or (b) the borrowing base plus a $7.5 million non-formula sublimit.

On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation (the “FDIC”) was appointed receiver. On March 13, 2023, the FDIC transferred all deposits, both insured and uninsured, and substantially all assets of SVB to a newly created, full-service FDIC-operated “bridge bank”, Silicon Valley Bridge Bank, N.A. (“SVBB”), chartered by the Office of the Comptroller of the Currency as a national bank. Subsequently, on March 27, 2023, the FDIC entered into a purchase and assumption agreement for all deposits and loans, as well as certain other assets, of SVBB, with First-Citizens Bank & Trust Company (“FCB”), a subsidiary of First Citizens BancShares, Inc. (“First Citizens”). As a result of this transaction, SVB became a wholly owned subsidiary of FCB.

At June 30, 2023, the available borrowings under this facility were $15 million. Interest on any borrowings, at Prime plus 0.75% (9.00% at June 30, 2023) and Prime plus 1.50% on non-formula borrowings (9.75% at June 30, 2023), is payable monthly, and the outstanding principal and interest are due on the maturity date. The revolving credit facility is secured by all of the Company’s assets.

The Company was in compliance with its financial covenants under the facility as of June 30, 2023 and December 31, 2022. There were no borrowings outstanding under the facility at June 30, 2023 or December 31, 2022.

Note 5 — Product Warranties

Changes in product warranty liability were as follows for the six months ended June 30, 2023:

(in thousands)
Balance, December 31, 2022	$403
Warranties accrued during the period	281
Payments on warranty claims	(305)
Balance, June 30, 2023	$379

Note 6 — Leases

Operating Lease Agreements

The Company leases its headquarters office from an unrelated third party under a lease expiring in September 2027. The amortization of the ROU asset was $46 thousand and $51 thousand for the three months ended June 30, 2023 and 2022, respectively, and $90 thousand and $103 thousand for the six months ended June 30, 2023 and 2022, respectively.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of June 30, 2023.

Maturity of Operating Lease Liabilities	Amount
2023 (July 1 - December 31, 2023)	$111
2024	223
2025	229
2026	236
2027	181
Total undiscounted operating leases payments	$980
Less: Imputed interest	(101)
Present Value of Operating Lease Liabilities	$879

Other Information
Weighted-average remaining lease term	4.25 years
Weighted-average discount rate	5%

Cash paid for amounts included in the measurement of operating lease liabilities was $104 thousand and $97 thousand for the six months ended June 30, 2023 and 2022, respectively, and is included in cash flows from operating activities in the accompanying consolidated statement of cash flows.

Operating lease cost recognized as expense was $57 thousand and $60 thousand for the three months ended June 30, 2023 and 2022, respectively, and $114 thousand and $123 thousand for the six months ended June 30, 2023 and 2022, respectively. The financing component for operating lease obligations represents the effect of discounting the operating lease payments to their present value.

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

Purchases from this manufacturer totaled approximately $1.2 million and $3.5 million for the three months ended June 30, 2023 and 2022, respectively, and $7.9 million and $6.8 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, approximately $1.4 million and $1.5 million, respectively, was due to this manufacturer, which is presented in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Legal Contingencies

The Company is a party to certain legal proceedings in the ordinary course of business. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and related contingencies.

In 2015, the Company learned that the Department of Justice (the “Department”) had commenced an investigation of the billing to Medicare by a physician who had treated patients with the Company’s SRT-100. The Department subsequently advised the Company that it was considering expanding the investigation to determine whether the Company had any involvements in physician’s use of certain reimbursements codes. The Company has received two Civil Investigative Demands from the Department seeking documents and written responses in connection with its investigation. The Company has fully cooperated with the Department. The Company disputes that it has engaged in any wrongdoing with respect to such reimbursement claims; among other considerations, the Company does not submit claims for reimbursement or provide coding or billing advice to physicians. To the Company’s knowledge, the Department has made no determination as to whether the Company engaged in any wrongdoing, or whether to pursue any legal action against the Company. Should the Department decide to pursue legal action, the Company believes it has strong and meritorious defenses and will vigorously defend itself. As of June 30, 2023, the Company is unable to estimate the cost associated with this matter.

Note 8 — Stockholders’ Equity

Preferred Stock

The Company has authorized 5 million shares of preferred stock. No shares of preferred stock were issued or outstanding at June 30, 2023 or December 31, 2022.

Treasury stock

Treasury stock includes shares surrendered by employees for tax withholding on the vesting of restricted stock awards and shares repurchased in open market transactions. No shares were surrendered by employees for tax withholding in the second quarter of 2023. During the first and second quarters of 2023, the Company did not repurchase any shares in open market transactions.

Note 9 – Stock-Based Compensation

2016 and 2017 Equity Incentive Plans

The Company’s 2016 Equity Incentive Plan and the 2017 Incentive Plan, as amended in June 2023 (collectively, the “Plans”), provide for the issuance of up to 397,473 shares and 750,000 shares, respectively. Unless the Compensation Committee specifically determines otherwise, the maximum number of shares available under the Plans and the awards granted under them are subject to appropriate adjustment in the case of any stock dividends, stock splits, recapitalizations, reorganizations, mergers, consolidations, exchanges or other changes in capitalization affecting the Company’s common stock. The awards may be made in the form of restricted stock awards or stock options, among other forms. As of June 30, 2023, 307,473 shares are available for grant under the Plans.

On February 1, 2020, a total of 35,000 shares of restricted stock were issued to employees. The restricted shares vest 25% per year over a four-year period. The grant date fair value of $4.11 per share is being recognized as expense on a straight-line basis over the vesting period. During the first quarter of 2023, 7,500 shares of unvested common stock were forfeited due to the termination of employment for two employees with the Company.

On July 21, 2021, a total of 130,000 shares of restricted stock were issued to employees and board members. The restricted shares vest 25% at grant date and 25% per year over a three-year period. The grant date fair value of $3.84 per share is being recognized as expense on a straight-line basis over the vesting period.

On December 19, 2022, a total of 77,000 shares of restricted stock were issued to employees. The restricted shares vest 25% per year over a four-year period. The fair value of $6.40 per share, the stock price on grant date, is being recognized as expense on a straight-line basis over the vesting period. During the second quarter of 2023, 1,000 shares of unvested common stock were forfeited due to the termination of employment for one employee with the Company.

On January 26, 2023, 10,000 shares of common stock were issued to an employee and were recorded at the fair value of $8.96 per share, the stock price on the grant date. The shares vested at grant date.

Restricted Stock

Restricted stock activity for the six months ended June 30, 2023 is summarized below:

		Weighted- Average Grant
	Restricted	Date Fair
Outstanding at	Stock	Value
December 31, 2022	159,500	$5.11
Granted	10,000	8.96
Vested	(15,000)	7.34
Forfeited	(8,500)	$4.38
June 30, 2023	146,000	$5.18

The Company recognizes forfeitures as they occur rather than estimating a forfeiture rate. The reduction of stock compensation expense related to the forfeitures was $1 thousand and $0 for the three months ended June 30, 2023 and 2022, respectively, and $19 thousand and $0 for the six months ended June 30, 2023 and 2022, respectively.

Unrecognized stock compensation expense was $557 thousand as of June 30, 2023, which will be recognized over a weighted average period of 3 years.

Stock Options

Stock options expire 10 years after the grant date. Options that have been granted are exercisable and vest based on the terms on the related agreements.

The following table summarizes the Company’s stock option activity:

		Weighted- Average	Weighted- Average Remaining Contractual
	Number of	Exercise	Term
	Options	Price	(In Years)
Outstanding - December 31, 2022	97,884	$5.55	5.08
Granted	-	-	-
Exercised	(8,334)	5.55	-
Expired	-	-	-
Outstanding - June 30, 2023	89,550	$5.55	4.58
Exercisable – June 30, 2023	89,550	$5.55	4.58

The stock options outstanding had an intrinsic value of $0 and $183 thousand as of June 30, 2023 and December 31, 2022, respectively.

Stock compensation expense related to restricted stock, excluding the recognition of forfeitures, was $67 thousand and $40 thousand for the three months ended June 30, 2023 and 2022, respectively, and $228 thousand and $97 thousand for the six months ended June 30, 2023 and 2022, respectively

In the first quarter of 2023, the Company issued 8,334 shares of common stock upon the exercise of stock options with an exercise price of $5.55 per share.

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

For the quarter ended March 31, 2022, the Company recorded a net valuation allowance release of $3.7 million on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of June 30, 2023, management determined there continues to be sufficient positive evidence that it is more likely than not that the net deferred tax asset (other than foreign net operation losses) is realizable.

Income tax (benefit) expense was ($502) thousand and $1,070 thousand for the three months ended June 30, 2023 and 2022, respectively. Income tax (benefit) expense was ($1,303) thousand and $1,718 thousand for the six months ended June 30, 2023 and 2022, respectively.

The effective tax rates for the three months ended June 30, 2023 and 2022 were 56.9% and 23.3%, respectively. The effective tax rates for the six months ended June 30, 2023 and 2022 were 36.4% and 8.1%, respectively. The increase in our effective tax rate for the three months ended June 30, 2023 compared to the prior year was primarily due to an increase in the proportion of non-deductible expenses to pretax book income. The increase in our effective tax rate for the six months ended June 30, 2023 compared to the prior year was primarily due to the valuation allowance release in the first quarter of 2022.

Our effective tax rate differs from the U.S. federal statutory rate for the three and six months ended June 30, 2023, primarily due to nondeductible expenses and state income taxes. Our effective tax rate differs from the U.S. federal statutory rate for the three and six months ended June 30, 2022, primarily due to state income taxes and the valuation allowance release, respectively.

As of June 30, 2023, the Company’s U.S. federal and certain state tax returns remain subject to examination, beginning with those filed for the year ended December 31, 2017.

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

Overview

Sensus is a medical device company committed to providing highly effective, non-invasive and cost-effective treatments for both oncological and non- oncological skin conditions.

Segment Information

The Company manages its business globally within one reportable segment, which is consistent with how our management reviews the business, prioritizes investment and resource allocation decisions and assesses operating performance.

Results of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except shares and per share data)	2023	2022	2023	2022

Revenues	$4,527	$12,080	$7,941	$22,417
Cost of sales	1,908	3,824	3,700	7,013
Gross profit	2,619	8,256	4,241	15,404
Operating expenses
Selling and marketing	1,595	1,728	3,693	2,946
General and administrative	1,329	1,131	2,693	2,404
Research and development	822	827	1,920	1,556
Total operating expenses	3,746	3,686	8,306	6,906
Income (loss) from operations	(1,127)	4,570	(4,065)	8,498
Other income (expense):
Gain on sale of assets	-	-	-	12,779
Interest income	245	25	488	28
Interest expense	-	(1)	-	(1)
Other income, net	245	24	488	12,806
Income (loss) before income tax	(882)	4,594	(3,577)	21,304
Provision for (benefit from) income taxes	(502)	1,070	(1,303)	1,718
Net income (loss)	$(380)	$3,524	$(2,274)	$19,586

Three months ended June 30, 2023 compared to the three months ended June 30, 2022

Revenues. Revenues were $4.5 million for the three months ended June 30, 2023 compared to $12.1 million for the three months ended June 30, 2022, a decrease of $7.6 million, or 62.8%. The decrease was primarily driven by the lower number of SRT units sold, as customers continued to defer purchases of our product and lower sales to a large customer in the three months ended June 30, 2023.

Cost of sales. Cost of sales was $1.9 million for the three months ended June 30, 2023 compared to $3.8 million for the three months ended June 30, 2022, a decrease of $1.9 million, or 50.0%. The decrease in cost of sales was primarily related to the decrease in sales in the three months ended June 30, 2023.

Gross profit. Gross profit was $2.6 million for the three months ended June 30, 2023 compared to $8.3 million for the three months ended June 30, 2022, a decrease of $5.7 million, or 68.7%. Our overall gross profit percentage was 57.8% in the three months ended June 30, 2023 compared to 68.6% in the corresponding period in 2022. The decrease in gross profit was primarily driven by the lower number of units sold and higher costs charged by vendors in the three months ended June 30, 2023.

Selling and marketing. Selling and marketing expense was $1.6 million for the three months ended June 30, 2023 compared to $1.7 million for the three months ended June 30, 2022, a decrease of $0.1 million, or 5.9%. The decrease was primarily attributable to the decrease in marketing initiatives and commissions partially offset by an increase in headcount cost.

General and administrative. General and administrative expense was $1.3 million for the three months ended June 30, 2023 compared to $1.1 million for the three months ended June 30, 2022, an increase of $0.2 million, or 18.2%. The net increase in general and administrative expense was primarily due to higher professional fees offset by a reduction in insurance expense.

Research and development. Research and development expense remained unchanged at $0.8 million for the three months ended June 30, 2023 and June 30, 2022.

Other income. Other income of $0.2 million and $24 thousand for the three months ended June 30, 2023 and 2022, respectively, was related to interest income.

Six months ended June 30, 2023 compared to the six months ended June 30, 2022

Revenues. Revenues were $7.9 million for the six months ended June 30, 2023 compared to $22.4 million for the six months ended June 30, 2022, a decrease of $14.5 million, or 64.7%. The decrease was primarily driven by the lower number of SRT units sold, as customers continued to defer purchases of our product and lower sales to a large customer in the six months ended June 30, 2023.

Cost of sales. Cost of sales was $3.7 million for the six months ended June 30, 2023 compared to $7.0 million for the six months ended June 30, 2022, a decrease of $3.3 million, or 47.1%. The decrease in cost of sales was primarily related to the decrease in sales in the six months ended June 30, 2023.

Gross profit. Gross profit was $4.2 million for the six months ended June 30, 2023 compared to $15.4 million for the six months ended June 30, 2022, a decrease of $11.2 million, or 72.7%. Our overall gross profit percentage was 53.2% in the three months ended June 30, 2023 compared to 68.6% in the corresponding period in 2022. The decrease in gross profit was primarily driven by the lower number of units sold and higher costs charged by vendors in the six months ended June 30, 2023.

Selling and marketing. Selling and marketing expense was $3.7 million for the six months ended June 30, 2023 compared to $2.9 million for the six months ended June 30, 2022, an increase of $0.8 million, or 27.6%. The increase was primarily attributable to the increase in tradeshow and advertising expenses.

General and administrative. General and administrative expense was $2.7 million for the six months ended June 30, 2023 compared to $2.4 million for the six months ended June 30, 2022, an increase of $0.3 million, or 12.5%. The net increase in general and administrative expense was primarily due to higher professional fees offset by a reduction in insurance expense.

Research and development. Research and development expense was $1.9 million for the six months ended June 30, 2023 compared to $1.6 million for the six months ended June 30, 2022, an increase of $0.3 million, or 18.8%. The increase was primarily due to expenses related to a project to develop a drug delivery system for an aesthetic project. The Company expects the completion of this project by the end of 2023.

Other income. Other income of $0.5 million for the six months ended June 30, 2023 was related to the interest income. Other income of $12.8 million for the six months ended June 30, 2022 is related to the gain on the sale of the Sculptura assets.

Financial Condition

The following discussion summarizes significant changes in assets and liabilities. Please see the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022 contained in Part I, Item 1 of this filing.

Assets

Cash and cash equivalents at June 30, 2023 decreased $5.4 million from December 31, 2022. See Cash Flows for details on the change in cash and cash equivalents during the six months ended June 30, 2023.

Accounts receivable at June 30, 2023 decreased $8.2 million from December 31, 2022, primarily due to collections of receivables and the decrease in sales in the six months ended June 30, 2023.

Inventories at June 30, 2023 increased $6.6 million from December 31, 2022, primarily due to an increase in completion of finished goods offset by shipments of units sold in the six months ended June 30, 2023.

Prepaid and other assets at June 30, 2023 increased $1.1 million from December 31, 2022, primarily due to an increase in the deposit paid to a manufacturer in the six months ended June 30, 2023.

Liabilities

There were no borrowings under our revolving line of credit at June 30, 2023 or December 31, 2022.

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

Cash flows

The following table provides a summary of cash flows for the periods indicated:

	For the Six Months Ended June 30,
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$(5,255)	$4,978
Investing activities	(218)	14,911
Financing activities	6	(705)
Total	$(5,467)	$19,184

Net cash used in operating activities was approximately $5.3 million for the six months ended June 30, 2023, consisting of net loss of approximately $2.3 million, an increase in net operating liabilities of approximately $2.3 million, and non-cash charges of approximately $0.7 million. Cash flows provided by operating activities primarily include the receipt of revenues offset by the payment of operating expenses incurred in the normal course of business. Non-cash items consisted of deferred income taxes, stock compensation expense, provision for product warranties and depreciation and amortization. Net cash provided by operating activities was approximately $5.0 million for the six months ended June 30, 2022, consisting of net income of approximately $19.6 million and an increase in net operating assets of approximately $1.6 million, offset by non-cash charges of approximately $16.2 million. Cash flows provided by operating activities primarily include the receipt of revenues offset by the payment of operating expenses incurred in the normal course of business. Non-cash charges consisted of a gain on asset sale, stock compensation expense, depreciation and amortization, a warranty provision, and impairment of intangible assets.

Net cash used in investing activities for the six months ended June 30, 2023 reflected $0.2 million of purchases of property and equipment. Net cash provided by investing activities for the six months ended June 30, 2022 reflected $15 million of proceeds from the sale of assets, partially offset by purchases of property and equipment.

Net cash provided in financing activities for the six months ended June 30, 2023 primarily reflected $46 thousand of exercised stock options, offset by $40 thousand of withholding taxes on stock-based compensation. Net cash used in financing activities for the six months ended June 30, 2022 primarily reflected $1.1 million for actions including the repurchase of common stock, the withholding of taxes on stock-based compensation, and the prepayment of a loan payable, offset by approximately $0.4 million provided by exercised stock options.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

As of June 30, 2023, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of June 30, 2023, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

There were no unregistered sales of securities during the six months ended June 30, 2023.

(b) Use of Proceeds from the Sale of Registered Securities

None.

(c) Purchases of Equity Securities by the Registrant and Affiliated Purchasers.

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

(c) Rule 10b5-1 Trading Plans

During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K. None.

Item 6. Exhibits

Exhibit No.	Description

10.1	Employment Agreement between Sensus Healthcare, Inc. and Javier Rampolla

31.1	Certification of Joseph C. Sardano, Chairman and Chief Executive Officer of Sensus Healthcare, Inc., Pursuant to Rule 13a- 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Javier Rampolla, Chief Financial Officer of Sensus Healthcare, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Joseph C. Sardano, Chairman and Chief Executive Officer of Sensus Healthcare, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Javier Rampolla, Chief Financial Officer of Sensus Healthcare, Inc., Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSUS HEALTHCARE, INC.

Date: August 11, 2023	/s/ Joseph C. Sardano
Joseph C. Sardano Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2023	/s/ Javier Rampolla
Javier Rampolla
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)