Form 10-Q
period 2023-09-30
Sensus Healthcare, Inc.
filed 2023-11-13
CIK 1494891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934 For the transition period from                              to

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

As of November 3, 2023, 16,382,404 shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

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

To date, the Russian invasion of Ukraine, conditions in the Middle East, and other global geopolitical uncertainty have not had significant impacts on our business, but we continue to monitor developments and will address them in future disclosures, if applicable.

Any forward-looking statements that we make in this report speak only as of the date of such statement, and we undertake no obligation to update such statements to reflect events or circumstances after the date of this report, except as may be required by applicable law.

ii

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SENSUS HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30,	As of December 31,
(in thousands, except shares and per share data)	2023	2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$20,487	$25,520
Accounts receivable, net	6,883	17,299
Inventories	13,202	3,501
Prepaid inventory	3,946	6,261
Other current assets	1,340	660
Total current assets	45,858	53,241
Property and equipment, net	421	243
Intangibles, net	1	50
Deposits	24	24
Deferred tax asset	3,141	1,713
Operating lease right-of-use asset, net	820	996
Other noncurrent asset	281	468
Total assets	$50,546	$56,735
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$3,999	$5,521
Product warranties	341	403
Operating lease liabilities, current portion	183	190
Income tax payable	-	890
Deferred revenue, current portion	708	693
Total current liabilities	5,231	7,697
Operating lease liabilities	648	830
Deferred revenue, net of current portion	80	139
Total liabilities	5,959	8,666
Commitments and contingencies
Stockholders’ equity
Preferred stock, 5,000,000 shares authorized and none issued and outstanding	-	-
Common stock, $0.01 par value – 50,000,000 authorized; 16,912,595 issued and 16,382,404 outstanding at September 30, 2023; 16,902,761 issued and 16,390,419 outstanding at December 31, 2022	169	169
Additional paid-in capital	45,353	45,031
Treasury stock, 530,191 and 512,342 shares at cost, at September 30, 2023 and December 31, 2022, respectively	(3,512)	(3,433)
Retained earnings	2,577	6,302
Total stockholders’ equity	44,587	48,069
Total liabilities and stockholders’ equity	$50,546	$56,735

See accompanying notes to the unaudited condensed consolidated financial statements.

SENSUS HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except shares and per share data)	2023	2022	2023	2022

Revenues	$3,898	$9,010	$11,838	$31,428
Cost of sales	1,909	3,136	5,609	10,150
Gross profit	1,989	5,874	6,229	21,278
Operating expenses
Selling and marketing	1,290	1,807	4,983	4,753
General and administrative	1,511	1,160	4,204	3,564
Research and development	1,083	746	3,001	2,302
Total operating expenses	3,884	3,713	12,188	10,619
Income (loss) from operations	(1,895)	2,161	(5,959)	10,659
Other income (expense):
Gain on sale of assets	42	-	42	12,779
Interest income	277	119	764	147
Interest expense	-	(1)	-	(2)
Other income, net	319	118	806	12,924
Income (loss) before income tax	(1,576)	2,279	(5,153)	23,583
Provision for (benefit from) income taxes	(125)	450	(1,428)	2,168
Net income (loss)	$(1,451)	$1,829	$(3,725)	$21,415
Net income (loss) per share – basic	$(0.09)	$0.11	$(0.23)	$1.30
diluted	$(0.09)	$0.11	$(0.23)	$1.28
Weighted average number of shares used in computing net income (loss) per share – basic	16,270,403	16,478,742	16,255,263	16,498,557
diluted	16,270,403	16,595,029	16,255,263	16,671,620

See accompanying notes to the unaudited condensed consolidated financial statements.

SENSUS HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

						Retained
	Common Stock		Additional Paid-In	Treasury Stock		Earnings (Accumulated
(in thousands, except shares)	Shares	Amount	Capital	Shares	Amount	Deficit)	Total

December 31, 2021	16,694,311	$167	$44,115	(77,037)	$(325)	$(17,942)	$26,015
Stock-based compensation	-	-	57	-	-	-	57
Exercise of stock options	62,500	1	346	-	-	-	347
Surrender of shares for tax withholding on stock-based compensation	-	-	-	(2,226)	(23)	-	(23)
Net income	-	-	-	-	-	16,062	16,062
March 31, 2022 (unaudited)	16,756,811	$168	$44,518	(79,263)	$(348)	$(1,880)	$42,458
Stock-based compensation	-	-	40	-	-	-	40
Exercise of stock options	5,000	-	28	-	-	-	28
Stock repurchase	-	-	-	(126,523)	(1,005)	-	(1,005)
Net income	-	-	-	-	-	3,524	3,524
June 30, 2022 (unaudited)	16,761,811	$168	$44,586	(205,786)	$(1,353)	$1,644	$45,045
Stock-based compensation	-	-	40	-	-	-	40
Exercise of stock options	53,200	1	295	-	-	-	296
Surrender of shares for tax withholding on stock-based compensation	-	-	-	(7,870)	(86)	-	(86)
Net income	-	-	-	-	-	1,829	1,829
September 30, 2022 (unaudited)	16,815,011	$169	$44,921	(213,656)	$(1,439)	$3,473	$47,124

December 31, 2022	16,902,761	$169	$45,031	(512,342)	$(3,433)	$6,302	$48,069
Stock-based compensation	10,000	-	161	-	-	-	161
Exercise of stock options	8,334	-	46	-	-	-	46
Forfeiture of restricted stock units	(7,500)	-	(18)	-	-	-	(18)
Surrender of shares for tax withholding on stock-based compensation	-	-	-	(4,487)	(40)	-	(40)
Net loss	-	-	-	-	-	(1,894)	(1,894)
March 31, 2023 (unaudited)	16,913,595	$169	$45,220	(516,829)	$(3,473)	$4,408	$46,324
Stock-based compensation	-	-	67	-	-	-	67
Forfeiture of restricted stock units	(1,000)	-	(1)	-	-	-	(1)
Net loss	-	-	-	-	-	(380)	(380)
June 30, 2023 (unaudited)	16,912,595	$169	$45,286	(516,829)	$(3,473)	$4,028	$46,010
Stock-based compensation	-	-	67	-	-	-	67
Surrender of shares for tax withholding on stock-based compensation	-	-	-	(3,935)	(12)	-	(12)
Stock repurchase	-	-	-	(9,427)	(27)	-	(27)
Net loss	-	-	-	-	-	(1,451)	(1,451)
September 30, 2023 (unaudited)	16,912,595	$169	$45,353	(530,191)	$(3,512)	$2,577	$44,587

See accompanying notes to the unaudited condensed consolidated financial statements.

SENSUS HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2023	2022
Cash flows from operating activities
Net income (loss)	$(3,725)	$21,415
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	216	241
Gain on sale of property and equipment	(42)	(12,779)
Amortization of right-of-use asset	139	147
Provision for product warranties	325	252
Stock-based compensation	276	137
Deferred income taxes	(1,428)	(1,602)
Decrease (increase) in:
Accounts receivable	10,416	4,734
Inventories	(9,818)	(2,036)
Deposits	-	40
Prepaid inventory	2,315	(1,734)
Other current assets	(680)	387
Other noncurrent asset	187	-
Increase (decrease) in:
Accounts payable and accrued expenses	(1,522)	161
Operating lease liability	(152)	(154)
Income tax payable	(890)	233
Deferred revenue	(44)	(283)
Product warranties	(386)	(458)
Total adjustments	(1,088)	(12,714)
Net cash provided by (used in) operating activities	(4,813)	8,701
Cash flows from investing activities
Acquisition of property and equipment	(229)	(149)
Proceeds from sale of assets	42	15,000
Net cash provided by (used in) investing activities	(187)	14,851
Cash flows from financing activities
Repurchase of common stock	(27)	(1,005)
Withholding taxes on stock-based compensation	(52)	(109)
Repayment of loan payable	-	(51)
Exercise of stock options	46	671
Net cash used in financing activities	(33)	(494)
Net increase (decrease) in cash and cash equivalents	(5,033)	23,058
Cash and cash equivalents – beginning of period	25,520	14,519
Cash and cash equivalents – end of period	$20,487	$37,577
Supplemental disclosure of cash flow information:
Interest paid	$-	$2
Income tax paid	$1,440	$3,477
Supplemental schedule of noncash investing and financing transactions:
Operating lease right-of-use asset and lease liability increase from lease modification	$-	$1,045
Transfer of inventory to property and equipment	$117	$44

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

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any other period.

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

Disaggregated revenue for the three and nine months ended September 30, 2023 and 2022 was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Product Revenue - recognized at a point in time	$2,896	$7,901	$8,889	$28,101
Service Revenue - recognized at a point in time	286	486	932	1,010
Service Revenue - recognized over time	716	623	2,017	2,317
Total Revenue	$3,898	$9,010	$11,838	$31,428

The Company operates in a highly regulated environment, primarily in the U.S. dermatology market, in which state regulatory approval is sometimes required before the customer is able to use the product. In cases where such regulatory approval is pending, revenue is deferred until such time as regulatory approval is obtained.

Deferred revenue as of September 30, 2023 was as follows:

(in thousands)	Product	Service	Total
December 31, 2022	$45	$787	$832
Revenue recognized	(9)	(2,017)	(2,026)
Amounts invoiced	-	1,982	1,982
September 30, 2023	$36	$752	$788

The Company does not disclose information about remaining performance obligations with original expected durations of one year or less in connection with deposits for products. Estimated service revenue to be recognized in the future related to performance obligations fully or partially unsatisfied as of September 30, 2023 is as follows:

Year	Service Revenue
2023 (October 1 - December 31, 2023)	$266
2024	426
2025	40
2026	20
Total	$752

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

One customer in the U.S. accounted for approximately 52% and 63% of revenue for the three months ended September 30, 2023 and 2022, respectively, approximately 52% and 73% of revenue for the nine months ended September 30, 2023 and 2022, respectively, and 86% and 91% of the accounts receivable as of September 30, 2023 and December 31, 2022, respectively.

Segment and Geographical Information

The following table illustrates total revenue for the three and nine months ended September 30, 2023 and 2022 by geographic region.

	For the Three Months Ended
	September 30,
(in thousands)	2023		2022
United States	$3,438	88%	$8,407	93%
China	450	12%	594	7%
Other	10	0%	9	0%
Total Revenue	$3,898	100%	$9,010	100%

	For the Nine Months Ended
	September 30,
(in thousands)	2023		2022
United States	$10,603	90%	$29,904	95%
China	880	7%	1,484	5%
Guatemala	190	2%	-	0%
Ireland	135	1%	-	0%
Other	30	0%	40	0%
Total Revenue	$11,838	100%	$31,428	100%

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

Accounts Receivable

The Company does business and extends credit based on an evaluation of each customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables varies by customer, primarily due to the customer’s financial condition. The Company estimates future credit losses based on the age of customer receivable balances, collection history and forecasted economic trends. Future collections can be significantly different from historical collection trends or current estimates. The allowance for expected credit losses was $2 thousand and $107 thousand as of September 30, 2023 and December 31, 2022, respectively. Bad debt expense was $2 thousand and $0 for the three months ended September 30, 2023 and 2022, respectively, and $7 thousand and $0 for the nine months ended September 30, 2023 and 2022, respectively.

Inventories

Inventories consist of finished product and components and are stated at the lower of cost or net realizable value, determined using the first-in-first-out method. The Company periodically reviews the value of items in inventory for obsolescence based on its assessment of market conditions and writes down any obsolete inventory to its net realizable value through a charge to costs of sales. The provision for inventory obsolescence was $18 thousand as of both September 30, 2023 and December 31, 2022.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Stock Options	89,550	-	89,550	-
Restricted Stock	113,500	-	113,500	-
Total	203,050	-	203,050	-

The factors used in the earnings per share computation are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Basic
Net income (loss)	$(1,451)	$1,829	$(3,725)	$21,415
Weighted average common shares outstanding	16,270	16,479	16,255	16,499
Basic earnings (loss) per share	$(0.09)	$0.11	$(0.23)	$1.30
Diluted
Net income (loss)	$(1,451)	$1,829	$(3,725)	$21,415
Weighted average common shares outstanding	16,270	16,479	16,255	16,499
Dilutive effects of:
Assumed exercise of stock options	-	58	-	103
Unvested restricted stock awards	-	58	-	70
Dilutive shares	16,270	16,595	16,255	16,672
Diluted earnings (loss) per share	$(0.09)	$0.11	$(0.23)	$1.28

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

The lease payments used to determine the Company’s operating lease asset may include lease incentives, and stated rent increases are recognized in the ROU asset in the Company’s condensed consolidated balance sheets. The ROU asset is amortized to rent expense over the lease term and included in operating expenses in the condensed consolidated statements of income (loss).

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU replace the incurred loss model for recognition of credit losses with a methodology that reflects expected credit losses over the life of the loan and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. In November 2019, the FASB issued ASU 2019-10, which provides a one-year deferral of the effective dates of ASU No. 2016-13. Accordingly, the guidance is effective for fiscal years beginning after December 15, 2022. The Company adopted this update in January 2023. This update did not have a significant impact on the Company’s condensed consolidated financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

Note 2 — Property and Equipment

(in thousands)	As of September 30, 2023	As of December 31, 2022	Estimated Useful Lives

Operations equipment	$1,119	$1,222	3 years
Tradeshow and demo equipment	1,278	990	3 years
Computer equipment	183	162	3 years
Subtotal	2,580	2,374
Less accumulated depreciation	(2,159)	(2,131)
Property and Equipment, Net	$421	$243

Depreciation expense was $60 thousand and $51 thousand for the three months ended September 30, 2023 and 2022, respectively, and $167 thousand and $169 thousand for the nine months ended September 30, 2023 and 2022, respectively.

Note 3 — Intangibles

(in thousands)	Patent Rights	Customer Relationships	Total
December 31, 2022	$49	$1	$50
Amortization expense	(49)	-	(49)
September 30, 2023	$-	$1	$1

Accumulated amortization was $1,273 thousand and $1,224 thousand as of September 30, 2023 and December 31, 2022, respectively.

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

On September 11, 2023, the Company entered into a new revolving credit facility (the “Credit Facility”) with Comerica Bank (“Comerica”), replacing the prior facility with SVB, that provides for maximum borrowings of $10 million. The Credit Facility may be terminated by the Company or Comerica at any time without penalty. At September 30, 2023, the available borrowings under this facility were $10 million. Any borrowings bear interest at the Secured Overnight Financing Rate (“SOFR”) plus 2.50% (or 7.81% at September 30, 2023), and would be due upon demand by Comerica. The Credit Facility is secured by all of the Company’s assets. The Credit Facility contains a financial covenant requiring that the Company maintain unencumbered liquid assets having a minimum value of $3,500,000 in a Comerica account.

The Company was in compliance with its financial covenants under the respective facilities as of September 30, 2023 and December 31, 2022. There were no borrowings outstanding under either facility at September 30, 2023 or December 31, 2022.

Note 5 — Product Warranties

Changes in product warranty liability were as follows for the nine months ended September 30, 2023:

(in thousands)
Balance, December 31, 2022	$403
Warranties accrued during the period	325
Payments on warranty claims	(387)
Balance, September 30, 2023	$341

Note 6 — Leases

Operating Lease Agreements

The Company leases its headquarters office from an unrelated third party under a lease expiring in September 2027. The amortization of the ROU asset was $48 thousand and $44 thousand for the three months ended September 30, 2023 and 2022, respectively, and $139 thousand and $147 thousand for the nine months ended September 30, 2023 and 2022, respectively.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of September 30, 2023.

Maturity of Operating Lease Liabilities	Amount
2023 (October 1 - December 31, 2023)	$55
2024	223
2025	229
2026	236
2027	181
Total undiscounted operating leases payments	$924
Less: Imputed interest	(93)
Present Value of Operating Lease Liabilities	$831

Other Information
Weighted-average remaining lease term	4 years
Weighted-average discount rate	5%

Cash paid for amounts included in the measurement of operating lease liabilities was $152 thousand and $170 thousand for the nine months ended September 30, 2023 and 2022, respectively, and is included in cash flows from operating activities in the accompanying condensed consolidated statement of cash flows.

Operating lease cost recognized as expense was $57 thousand and $60 thousand for the three months ended September 30, 2023 and 2022, respectively, and $171 thousand and $177 thousand for the nine months ended September 30, 2023 and 2022, respectively. The financing component for operating lease obligations represents the effect of discounting the operating lease payments to their present value.

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

The Company pays this manufacturer for finished goods in advance of the inventory being received. The Company paid this manufacturer approximately $1.3 million and $1.8 million for finished goods for the three months ended September 30, 2023 and 2022, respectively, and $9.2 million and $7.5 million for the nine months ended September 30, 2023 and 2022, respectively. Approximately $3.5 million and $2.7 million of finished goods was received from this manufacturer for the three months ended September 30, 2023 and 2022, respectively, and $11.2 million and $7.5 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, a prepayment related to these finished goods of approximately $3.9 million and $6.3 million, respectively, was presented in prepaid inventory in the accompanying condensed consolidated balance sheets.

Legal Contingencies

The Company is a party to certain legal proceedings in the ordinary course of business. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and related contingencies.

In 2015, the Company learned that the Department of Justice (the “Department”) had commenced an investigation of the billing to Medicare by a physician who had treated patients with the Company’s SRT-100. The Department subsequently advised the Company that it was considering expanding the investigation to determine whether the Company had any involvements in physician’s use of certain reimbursements codes. The Company has received two Civil Investigative Demands from the Department seeking documents and written responses in connection with its investigation. The Company has fully cooperated with the Department. The Company disputes that it has engaged in any wrongdoing with respect to such reimbursement claims; among other considerations, the Company does not submit claims for reimbursement or provide coding or billing advice to physicians. To the Company’s knowledge, the Department has made no determination as to whether the Company engaged in any wrongdoing, or whether to pursue any legal action against the Company. Should the Department decide to pursue legal action, the Company believes it has strong and meritorious defenses and will vigorously defend itself. As of September 30, 2023, the Company is unable to estimate the cost associated with this matter.

Note 8 — Stockholders’ Equity

Preferred Stock

The Company has authorized 5 million shares of preferred stock. No shares of preferred stock were issued or outstanding at September 30, 2023 or December 31, 2022.

Treasury stock

Treasury stock includes shares surrendered by employees for tax withholding on the vesting of restricted stock awards and shares repurchased in open market transactions. 3,935 and 8,422 shares were surrendered by employees for tax withholding for the three months and nine months ended September 30, 2023, respectively. During the third quarter of 2023, the Company repurchased 9,427 shares in open market transactions.

Note 9 – Stock-Based Compensation

2016 and 2017 Equity Incentive Plans

The Company’s 2016 Equity Incentive Plan and the 2017 Incentive Plan, as amended in June 2023 (collectively, the “Plans”), provide for the issuance of up to 397,473 shares and 750,000 shares, respectively. Unless the Compensation Committee specifically determines otherwise, the maximum number of shares available under the Plans and the awards granted under them are subject to appropriate adjustment in the case of any stock dividends, stock splits, recapitalizations, reorganizations, mergers, consolidations, exchanges or other changes in capitalization affecting the Company’s common stock. The awards may be made in the form of restricted stock awards or stock options, among other forms. As of September 30, 2023, 307,473 shares are available for grant under the Plans.

On February 1, 2020, a total of 35,000 shares of restricted stock were issued to employees. The restricted shares vest 25% per year over a four-year period. The grant date fair value of $4.11 per share is being recognized as expense on a straight-line basis over the vesting period. During the first quarter of 2023, 5,000 shares of common stock vested, and 7,500 shares of unvested common stock were forfeited due to the termination of employment for two employees with the Company.

On July 21, 2021, a total of 130,000 shares of restricted stock were issued to employees and board members. The restricted shares vest 25% at grant date and 25% per year over a three-year period. The grant date fair value of $3.84 per share is being recognized as expense on a straight-line basis over the vesting period. During the third quarter of 2023, 32,500 shares of common stock vested.

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

On January 26, 2023, 10,000 shares of common stock were issued to an employee and were recorded at the fair value of $8.96 per share, the stock price on the grant date. The shares were fully vested at the grant date.

Restricted Stock

Restricted stock activity for the nine months ended September 30, 2023 is summarized below:

Outstanding at	Restricted Stock	Weighted- Average Grant Date Fair Value
December 31, 2022	159,500	$5.11
Granted	10,000	8.96
Vested	(47,500)	4.95
Forfeited	(8,500)	$4.38
September 30, 2023	113,500	$5.57

The Company recognizes forfeitures as they occur rather than estimating a forfeiture rate. The reduction of stock compensation expense related to the forfeitures was $19 thousand and $0 for the nine months ended September 30, 2023 and 2022, respectively.

Unrecognized stock compensation expense was $488 thousand as of September 30, 2023, which will be recognized over a weighted average period of 3 years.

Stock Options

Stock options expire 10 years after the grant date. Options that have been granted are exercisable and vest based on the terms on the related agreements.

The following table summarizes the Company’s stock option activity:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)
Outstanding - December 31, 2022	97,884	$5.55	5.08
Granted	-	-	-
Exercised	(8,334)	5.55	-
Expired	-	-	-
Outstanding - September 30, 2023	89,550	$5.55	4.33
Exercisable – September 30, 2023	89,550	$5.55	4.33

The stock options outstanding had an intrinsic value of $0 and $183 thousand as of September 30, 2023 and December 31, 2022, respectively.

Stock compensation expense related to restricted stock, excluding the recognition of forfeitures, was $67 thousand and $40 thousand for the three months ended September 30, 2023 and 2022, respectively, and $295 thousand and $137 thousand for the nine months ended September 30, 2023 and 2022, respectively

In the first quarter of 2023, the Company issued 8,334 shares of common stock upon the exercise of stock options with an exercise price of $5.55 per share.

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

Effective income tax rates for interim periods are based upon the Company’s current estimated annual tax rate, which varies based upon the Company’s estimate of taxable earnings or loss and the mix of taxable earnings or loss in the various states in which the Company operates. In addition, the Company recognizes taxes related to unusual or infrequent items or resulting from a change in judgment regarding a position taken in a prior period as discrete items in the interim period in which the event occurs.

For the quarter ended March 31, 2022, the Company recorded a net valuation allowance release of $3.7 million on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of September 30, 2023, management determined there continues to be sufficient positive evidence that it is more likely than not that the net deferred tax asset (other than foreign net operation losses) is realizable.

Income tax (benefit) expense was ($125) thousand and $450 thousand for the three months ended September 30, 2023 and 2022, respectively. Income tax (benefit) expense was ($1,428) thousand and $2,168 thousand for the nine months ended September 30, 2023 and 2022, respectively.

The effective tax rates for the three months ended September 30, 2023 and 2022 were 7.9% and 19.7%, respectively. The effective tax rates for the nine months ended September 30, 2023 and 2022 were 27.7% and 9.2%, respectively. The decrease in our effective tax rate for the three months ended September 30, 2023 compared to the prior year was primarily due to a decrease in the proportion of non-deductible expenses to pretax book loss. The increase in our effective tax rate for the nine months ended September 30, 2023 compared to the prior year was primarily due to the valuation allowance release in the first quarter of 2022.

Our effective tax rate differs from the U.S. federal statutory rate for the three and nine months ended September 30, 2023, primarily due to nondeductible expenses and state income taxes. Our effective tax rate differs from the U.S. federal statutory rate for the three and nine months ended September 30, 2022, primarily due to state income taxes and the valuation allowance release, respectively.

As of September 30, 2023, the Company’s U.S. federal and certain state tax returns remain subject to examination, beginning with those filed for the year ended December 31, 2017.

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

Results of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except shares and per share data)	2023	2022	2023	2022

Revenues	$3,898	$9,010	$11,838	$31,428
Cost of sales	1,909	3,136	5,609	10,150
Gross profit	1,989	5,874	6,229	21,278
Operating expenses
Selling and marketing	1,290	1,807	4,983	4,753
General and administrative	1,511	1,160	4,204	3,564
Research and development	1,083	746	3,001	2,302
Total operating expenses	3,884	3,713	12,188	10,619
Income (loss) from operations	(1,895)	2,161	(5,959)	10,659
Other income (expense):
Gain on sale of assets	42	-	42	12,779
Interest income	277	119	764	147
Interest expense	-	(1)	-	(2)
Other income, net	319	118	806	12,924
Income (loss) before income tax	(1,576)	2,279	(5,153)	23,583
Provision for (benefit from) income taxes	(125)	450	(1,428)	2,168
Net income (loss)	$(1,451)	$1,829	$(3,725)	$21,415

Three months ended September 30, 2023 compared to the three months ended September 30, 2022

Revenues. Revenues were $3.9 million for the three months ended September 30, 2023 compared to $9.0 million for the three months ended September 30, 2022, a decrease of $5.1 million, or 56.7%. The decrease was primarily driven by the lower number of SRT units sold, as customers continued to defer purchases of our product and lower sales to a large customer in the three months ended September 30, 2023.

Cost of sales. Cost of sales was $1.9 million for the three months ended September 30, 2023 compared to $3.1 million for the three months ended September 30, 2022, a decrease of $1.2 million, or 38.7%. The decrease in cost of sales was primarily related to the decrease in sales in the three months ended September 30, 2023.

Gross profit. Gross profit was $2.0 million for the three months ended September 30, 2023 compared to $5.9 million for the three months ended September 30, 2022, a decrease of $3.9 million, or 66.1%. Our overall gross profit percentage was 51.3% in the three months ended September 30, 2023 compared to 65.6% in the corresponding period in 2022. The decrease in gross profit was primarily driven by the lower number of units sold and higher costs charged by vendors in the three months ended September 30, 2023.

Selling and marketing. Selling and marketing expense was $1.3 million for the three months ended September 30, 2023 compared to $1.8 million for the three months ended September 30, 2022, a decrease of $0.5 million, or 27.8%. The decrease was primarily attributable to the decrease in marketing initiatives, decrease in tradeshow costs and commission expense.

General and administrative. General and administrative expense was $1.5 million for the three months ended September 30, 2023 compared to $1.2 million for the three months ended September 30, 2022, an increase of $0.3 million, or 25.0%. The net increase in general and administrative expense was primarily due to higher professional fees and bank fees.

Research and development. Research and development expense was $1.1 million for the three months ended September 30, 2023 compared to $0.7 million for the three months ended September 30, 2022, an increase of $0.4 million, or 57.1%. The increase was primarily due to expenses related to a project to develop a drug delivery system for an aesthetic project. The Company expects the completion of this project by the end of 2023.

Other income. Other income of $0.3 million for the three months ended September 30, 2023 and $0.1 million for the three months ended September 30, 2022 relate primarily to interest income.

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

Revenues. Revenues were $11.8 million for the nine months ended September 30, 2023 compared to $31.4 million for the nine months ended September 30, 2022, a decrease of $19.6 million, or 62.4%. The decrease was primarily driven by the lower number of SRT units sold, as customers continued to defer purchases of our product and lower sales to a large customer in the nine months ended September 30, 2023.

Cost of sales. Cost of sales was $5.6 million for the nine months ended September 30, 2023 compared to $10.2 million for the nine months ended September 30, 2022, a decrease of $4.6 million, or 45.1%. The decrease in cost of sales was primarily related to the decrease in sales in the nine months ended September 30, 2023.

Gross profit. Gross profit was $6.2 million for the nine months ended September 30, 2023 compared to $21.3 million for the nine months ended September 30, 2022, a decrease of $15.1 million, or 70.9%. Our overall gross profit percentage was 52.5% in the nine months ended September 30, 2023 compared to 67.8% in the corresponding period in 2022. The decrease in gross profit was primarily driven by the lower number of units sold and higher costs charged by vendors in the nine months ended September 30, 2023.

Selling and marketing. Selling and marketing expense was $5.0 million for the nine months ended September 30, 2023 compared to $4.8 million for the nine months ended September 30, 2022, an increase of $0.2 million, or 4.2%. The increase was primarily attributable to the increase in tradeshow expenses and an increase in headcount, offset by reduction in commission and advertising expenses.

General and administrative. General and administrative expense was $4.2 million for the nine months ended September 30, 2023 compared to $3.6 million for the nine months ended September 30, 2022, an increase of $0.6 million, or 16.7%. The net increase in general and administrative expense was primarily due to higher professional fees and bank fees.

Research and development. Research and development expense was $3.0 million for the nine months ended September 30, 2023 compared to $2.3 million for the nine months ended September 30, 2022, an increase of $0.7 million, or 30.4%. The increase was primarily due to expenses related to a project to develop a drug delivery system for an aesthetic project. The Company expects the completion of this project by the end of 2023.

Other income. Other income of $0.8 million for the nine months ended September 30, 2023 and $12.9 million for the nine months ended September 30, 2022, a decrease of $12.1 million, or 93.8%. The decrease relates to the sale of the Sculptura assets during the nine months ended September 30, 2022.

Financial Condition

The following discussion summarizes significant changes in assets and liabilities. Please see the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022 contained in Part I, Item 1 of this filing.

Assets

Cash and cash equivalents at September 30, 2023 decreased $5.0 million from December 31, 2022. See Cash Flows for details on the change in cash and cash equivalents during the nine months ended September 30, 2023.

Accounts receivable at September 30, 2023 decreased $10.4 million from December 31, 2022, primarily due to collections of receivables and the decrease in sales in the nine months ended September 30, 2023.

Inventories at September 30, 2023 increased $9.7 million from December 31, 2022, primarily due to an increase in completion of finished goods offset by shipments of units sold in the nine months ended September 30, 2023.

Prepaid inventory at September 30, 2023 decreased $2.3 million from December 31, 2022, primarily due to the completion of finished goods from inventory deposits paid to a manufacturer in the nine months ended September 30, 2023.

Liabilities

There were no borrowings under our revolving lines of credit at September 30, 2023 or December 31, 2022.

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

Cash flows

The following table provides a summary of cash flows for the periods indicated:

	For the Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$(4,813)	$8,701
Investing activities	(187)	14,851
Financing activities	(33)	(494)
Total	$(5,033)	$23,058

Net cash used in operating activities was approximately $4.8 million for the nine months ended September 30, 2023, consisting of net loss of approximately $3.7 million, a decrease in net working capital of approximately $0.6 million, and non-cash charges of approximately $0.5 million. Cash flows provided by operating activities primarily include the receipt of revenues offset by the payment of operating expenses incurred in the normal course of business. Non-cash items consisted of deferred income taxes, stock compensation expense, provision for product warranties, gain on sale of assets and depreciation and amortization. Net cash provided by operating activities was approximately $8.7 million for the nine months ended September 30, 2022, consisting of net income of approximately $21.4 million and an increase in net operating assets of approximately $1.0 million, offset by non-cash charges of approximately $13.7 million. Cash flows provided by operating activities primarily include the receipt of revenues offset by the payment of operating expenses incurred in the normal course of business. Non-cash charges consisted of a gain on asset sale, deferred income taxes, stock compensation expense, depreciation and amortization, and a provision for product warranties.

Net cash used in investing activities for the nine months ended September 30, 2023 reflected $0.2 million of purchases of property and equipment, partially offset by $42 thousand of proceeds from the sale of assets. Net cash provided by investing activities for the nine months ended September 30, 2022 reflected $14.9 million of proceeds from the sale of assets, partially offset by purchases of property and equipment.

Net cash provided in financing activities for the nine months ended September 30, 2023 primarily reflected $46 thousand of exercised stock options, offset by $79 thousand used for the repurchase of common stock and withholding taxes on stock-based compensation. Net cash used in financing activities for the nine months ended September 30, 2022 primarily reflected $1.2 million for actions including the repurchase of common stock, the withholding of taxes on stock-based compensation, and the prepayment of a loan payable, offset by approximately $0.7 million provided by exercised stock options.

Indebtedness

As discussed in Note 4, Debt, to the financial statements, in September 2023, the Company entered into the new Credit Facility with Comerica, replacing the prior facility with SVB. Additional information regarding the Credit Facility, including the amounts that may be borrowed under the Credit Facility and the covenants included in and other terms of the Credit Facility, is included in the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on September 14, 2023.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

As of September 30, 2023, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of September 30, 2023, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

There were no unregistered sales of securities during the nine months ended September 30, 2023.

(b) Use of Proceeds from the Sale of Registered Securities

None.

(c) Purchases of Equity Securities by the Registrant and Affiliated Purchasers.

In August 2023, the Company announced that its Board of Directors had authorized a program to purchase up to $3 million of shares of its common stock. Purchases may be made in a variety of methods, including open market, from time to time, depending upon market conditions, including the market price of the common stock, and other factors. The program has no time limit and may be modified, suspended or discontinued at any time.

During the three months ended September 30, 2023, the following repurchases were made:

	Total number of shares repurchased	Average price paid per share	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1, 2023 to July 31, 2023	-	$-	-	$-
August 1, 2023 to August 31, 2023	-	$-	-	$3,000,000
September 1, 2023 to September 30, 2023	9,427	$2.82	9,427	$2,972,812
Total	9,427	$2.82	9,427

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

(c) Rule 10b5-1 Trading Plans

During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K. None.

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

SENSUS HEALTHCARE, INC.

Date: November 13, 2023	/s/ Joseph C. Sardano
Joseph C. Sardano Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2023	/s/ Javier Rampolla
Javier Rampolla
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)