Form 10-K
period 2023-12-31
Sensus Healthcare, Inc.
filed 2024-03-15
CIK 1494891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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

The aggregate market value of the common equity held by non-affiliates of the registrant on June 30, 2023, the last business day of the registrant’s most recently completed second quarter, was $45,722,493, based on the closing price of $3.15 per share of common stock on the Nasdaq Capital Market on that date. For this purpose, all outstanding shares of common stock have been considered held by non-affiliates, other than the shares beneficially owned by directors and officers of the registrant.

As of March 7, 2024, there were 16,394,171 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the Annual Meeting of Stockholders to be held on May 31, 2024, are incorporated by reference in Part III.

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

Forward-looking statements involve risks and uncertainties because they relate to events, developments, and circumstances relating to Sensus Healthcare, Inc., our industry, and/or general economic or other conditions that may or may not occur in the future or may occur on longer or shorter timelines or to a greater or lesser degree than anticipated. In addition, even if future events, developments and circumstances are consistent with the forward-looking statements contained in this report, they may not be predictive of results or developments in future periods. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, forward-looking statements are not guarantees of future performance, and our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from the forward looking statements contained in this report as a result of the following factors, among others: the level and availability of government and/or third party payor reimbursement for clinical procedures using our products, and the willingness of healthcare providers to purchase our products if the level of reimbursement declines; concentration of our customers in the U.S. and China, including the concentration of sales to one particular customer in the U.S; the development by others of new products, treatments, or technologies that render our technology partially or wholly obsolete; the regulatory requirements applicable to us and our competitors; our ability to efficiently manage our manufacturing processes and costs; the risks arising from doing business in China and other foreign countries; legislation, regulation, or other governmental action that affects our products, taxes, international trade regulation, or other aspects of our business; the performance of the Company’s information technology systems and its ability to maintain data security; our ability to obtain and maintain the intellectual property needed to adequately protect our products, and our ability to avoid infringing or otherwise violating the intellectual property rights of third parties; and other risks described from time to time in our filings with the Securities and Exchange Commission.

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

ii

PART I.

Item 1. BUSINESS

Overview

Sensus Healthcare, Inc. (together, with its subsidiaries, Sensus Medical Devices Ltd. and Sensus Healthcare Services, LLC, unless the context otherwise indicates, “Sensus,” “we,” “us,” “our,” or the “Company”) is a medical device company committed to providing highly effective, non-invasive, and cost-effective treatments for both oncological and non-oncological skin conditions. The Company uses a proprietary low-energy X-ray technology known as superficial radiation therapy (“SRT”), which is based on over a decade of dedicated research and development, and has successfully incorporated SRT into a portfolio of treatment devices: the SRT-100TM, SRT-100+TM and SRT-100 VisionTM. To date, SRT technology has been used to effectively and safely treat oncological and non-oncological skin conditions in hundreds of thousands of patients around the world.

Our business was organized in 2010 and the Company, incorporated in Delaware, completed its initial public offering in 2016. The Company operates as one segment from its corporate headquarters located in Boca Raton, Florida. In February 2024, the Company formed Sensus Healthcare Services, LLC, a wholly-owned subsidiary that provides operational healthcare services to dermatology clinics. For further information see Note 1, Description of the Business, in the notes to the consolidated financial statements in Part II, Item 8.

Our Products and Services

SRT is the Company’s core technology. As of December 31, 2023, the Company had installed 752 units in 21 countries, primarily in the United States.

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

Other products

Transdermal Infusion (TDI)

TransDermal Infusion is a biophysical alternative to infuse high weight molecule modalities into the dermis for medical and aesthetic purposes without the use of needles. In 2022, the Company sourced the product from a manufacturer in Italy. The Company started developing its own TDI system in 2023, which is pending approval from the FDA. The Company is not currently offering TDI.

Lasers

Sensus also distributes laser devices, for the aesthetic dermatology market, which includes applications for hair removal, vascular lesions, acne treatment, epidermal pigment removal (including removal of spots, freckles, and tattoos), skin toning, and skin rejuvenation.

Other services

Sensus provides Operational Healthcare Services in the form of Radiation Oncology and Physics oversight in addition Radiotherapy Technologist for dermatology clinics.

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

Dermatology Market

Private dermatology practices in the U.S. represent the point of entry for most non-melanoma skin cancer patients. The Company believes its SRT products offer dermatologists a competitive advantage by allowing them to retain patients for the treatment of non-melanoma skin cancer, rather than having to refer them to other professionals. In addition to non-melanoma skin cancers, the Company has had an FDA clearance to treat keloid scars since 2014. The Company’s SRT has been used by over 100 U.S. dermatology practices in the treatment of keloids. It has also been used to treat keloids in China since 2017.

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

The Company possesses eight issued U.S. and Global patents. The patents relate to technology that is pertinent to the Company.

The following patents were issued between August 2007 and September 2008:

●	U.S. Patent No. 7,372,940: Radiation therapy system featuring rotatable filter assembly (expires September 30, 2025)

●	U.S. Patent No. 7,263,170: Radiation therapy system featuring rotatable filter assembly (expires September 30, 2025)

The following patents were issued to us in 2017:

●	Russia Patent No. 26333322: Hybrid Ultrasound-Guided Superficial Radiotherapy System and Method

●	China Patent No. ZL201380013491.7: Hybrid Ultrasound-Guided Superficial Radiotherapy System and Method

The following patents were issued to Sensus in 2020:

●	U.S. Patent No. 10,596,392: Dermatology Radiotherapy System with hybrid Imager (expires July 28, 2038)

●	China Patent No. ZL201710929838.2 Hybrid Ultrasound-Guided Superficial Radiotherapy System and Method (expires August 14, 2038)

The following patent was issued to Sensus in 2021:

●	U.S. Patent No. 11,027,149: Hybrid Ultrasound-Guided Superficial Radiotherapy System and Method (expires July 7, 2034)

The following patent was issued to Sensus in 2024:

●	U.S. Patent No. 11,894,123: Radiotherapy Mobile and Wireless Device Workflow Management System (expires June 20, 2039)

The Company also owns eight U.S. trademark registrations (expiring from 2025 through 2031).

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

Government Regulation

Sensus’s business is subject to extensive federal, state, local, and foreign laws and regulations, including those relating to the protection of the environment, health, and safety. Some of the pertinent laws and regulations have not been definitively interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of subjective interpretations. In addition, these laws and regulations and their interpretations are subject to change, and new laws may be enacted. Both federal and state governmental agencies continue to subject the healthcare industry to intense regulatory scrutiny, including heightened civil and criminal enforcement efforts. The Company believes that its business operations and relationships with customers and suppliers are structured to comply with all applicable legal requirements. However, it is possible that governmental entities or other third parties could interpret these laws and regulations differently and assert otherwise. Discussed below are statutes and regulations that are most relevant to the Company’s business. For the year ended December 31, 2023, we incurred approximately $1.4 million in expenses related to regulatory compliance and quality standards.

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

510(k) pathway

We have previously received FDA 510(k) clearances for our SRT-100, SRT-100 Vision, and SRT-100+ (Class II) products through the 510(k) pathway due to the requirement for special controls. To date, other available US regulatory pathways (i.e., Self-certification (Class I), Pre-market Authorization Class III, or de novo) have not been appropriate for our developed products and may involve extended review periods.

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

The Company has obtained approval to sell our products in Australia, Canada, China, Hong Kong, European Union, United Kingdom, Israel, Mexico, Russia, South Africa, South Korea, Vietnam, Taiwan, and Guatemala, and is currently seeking approval in several other countries.

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

Additionally, the commercial compliance environment is continually evolving in the healthcare industry as some states, including California, Massachusetts and Vermont, mandate implementation of corporate compliance programs, along with the tracking and reporting of gifts, compensation, and other remuneration to physicians. The Affordable Care Act also imposes reporting and disclosure requirements on device manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers. Device manufacturers are also required to report and disclose any investment interests held by physicians and their family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply in multiple jurisdictions with different compliance or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements. The Company has implemented policies and procedures related to commercial compliance including with respect to compliance in connection with sales and marketing.

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

Additionally, the civil False Claims Act prohibits knowingly presenting or causing the presentation of a false, fictitious, or fraudulent claim for payment to the U.S. government. Actions under the False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the False Claims Act can result in very significant monetary penalties and treble damages. The federal government is using the False Claims Act, and the accompanying threat of significant liability, in its investigations of healthcare providers and suppliers throughout the country for a wide variety of Medicare billing practices, obtaining multi-million and multi-billion dollar settlements in addition to individual criminal convictions. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ and suppliers’ compliance with the healthcare reimbursement rules and fraud and abuse laws. The Company has implemented policies and procedures related to compliance with applicable regulations design to prevent healthcare fraud and abuse.

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

Research and Development

Research and development costs related to development and quality and regulatory costs are expensed as incurred. For the years ended December 31, 2023 and 2022, the Company incurred research and development expenses of approximately $3.7 million and $3.5 million, respectively. The Company expects research and development expenses in 2024 to be generally consistent with 2023.

Employees and Human Capital

At December 31, 2023, the Company had 35 employees. None of the Company’s employees are represented by a labor union or covered by a collective bargaining agreement.

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

The Company is focused heavily on the development and commercialization of a limited number of products for the treatment of non-melanoma skin cancer and other skin conditions with SRT. From the Company’s inception in 2010 through December 31, 2023, revenue has primarily been derived from sales of the SRT-100 product line and related services and ancillary products. Although the Company has introduced new products, the Company expects most of revenue in the near to medium term to be derived from or related to sales of the SRT-100 product line. Because of this, any decline in the sales of these products will negatively impact the Company’s business, financial condition, and results of operations.

The Company’s technology could be superseded by new products, treatments, or technologies that gain wider acceptance among doctors and patients, which could adversely affect the Company.

The medical device industry is highly competitive and subject to rapid technological change, and is significantly affected by the introduction of new products and treatment options. The Company’s products, some of which use technologies that have been available for many years, compete for market acceptance against those of healthcare providers who use other methods of treatment for similar diseases and conditions. If new products, treatments, and/or technologies were developed that gain wide acceptance among doctors and patients, including products or treatments developed by our significant customers, it could take market share away from the Company, which could adversely affect the Company’s ability to maintain or increase revenue and/or render the Company’s products obsolete.

The Company’s customers, including one U.S. customer accounting for a significant portion of our sales, are concentrated in the U.S., and economic difficulties or changes in the purchasing policies or patterns of the Company’s customers in the U.S. could have a significant impact on our business and operating results.

Most of the Company’s sales have been made to customers located in the U.S. (91% and 94% in the years ended December 31, 2023 and 2022, respectively). Additionally, a single customer in the U.S. accounted for approximately 61% and 73% of revenues for the years ended December 31, 2023, and December 31, 2022, respectively. Because of these concentrations, revenue could fluctuate significantly due to changes in economic conditions, competitive products (including any developed by our significant customers), or the loss of, reduction of business with, or less favorable terms with, our significant customer or other U.S. customers. A reduction or delay in orders for the Company’s products for these or other reasons could materially harm business and results of operations.

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

Sensus’s operations have consumed substantial amounts of cash since its inception. Sensus may need to seek additional capital, as our existing financial resources including our revolving line of credit (which restricts the ability to incur certain indebtedness or permit certain encumbrances on assets without the prior written consent of the lender), may not allow us to conduct all of the activities that would be beneficial for future growth. If Sensus is unable to raise funds on favorable terms, or at all, it may not be able to support commercialization efforts, increase research and development activities, compete effectively, or meet debt and other contractual obligations, and the growth of our business may be negatively impacted.

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

Pandemics, natural disasters, global climate change, acts of terrorism and global conflicts may have a negative impact on our business and operations.

Pandemics (such as the COVID-19 pandemic), natural disasters, global climate change, acts of terrorism, global conflicts or other similar events have in the past, and may in the future have, a negative impact on our business and operations. These events impact us negatively to the extent that they result in disruptions in the global and national economies and certain industries and geographies in which we operate. In addition, these or similar events may impact economic growth negatively, which could have an adverse effect on our business and operations and may have other adverse effects on us in ways that we are unable to predict.

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

Sensus’s success significantly depends on its ability to protect proprietary rights to the technologies used in its products. Sensus relies on three U.S. patents and two foreign patents, as well as a combination of copyright, trade secret, and trademark laws, and nondisclosure, confidentiality, and other contractual restrictions, to protect its proprietary technology. Sensus also has patent applications currently pending and in the process of being submitted. However, these legal means afford only limited protection and may not adequately protect its rights or permit Sensus to gain or keep any competitive advantage. For example, some or all of the pending patent applications or any future pending applications may be unsuccessful. The U.S. Patent and Trademark Office may deny or require significant narrowing of claims in the pending patent applications or future patent applications, and patents issued as a result of these patent applications, if any, may not provide Sensus with significant commercial protection or be issued in a form that is advantageous. Sensus could also incur substantial costs in proceedings before the U.S. Patent and Trademark Office. These proceedings could result in adverse decisions as to the priority of its inventions and the narrowing or invalidation of claims in its issued patents. Third parties may successfully challenge issued patents and those that may be issued in the future, which would render these patents invalid or unenforceable, which in turn could limit Sensus’s ability to stop competitors from marketing and selling related products. In addition, pending patent applications include claims to aspects of Sensus’s products and procedures that are not currently protected by issued patents, and third parties may successfully patent those aspects before us or otherwise challenge our rights to these aspects.

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

The Company has a history of net losses. The historical losses from inception through December 31, 2021 totaled approximately $17.8 million. The Company reported net income of $0.5 million and $24.2 million, respectively, during the years ended December 31, 2023 and 2022. The accumulated net loss was mainly related to the research and development expenses in the early stage of the Company. The Company is continuously managing expenses. However, there can be no assurances that this and other actions will result in the Company’s continued profitability.

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

Any future determination to declare cash dividends will be made at the discretion of the Company’s Board of Directors (the “Board of Directors”) and will be subject to compliance with applicable laws and covenants under any credit facilities, which may restrict or limit the Company’s ability to pay dividends. For example, the Company’s current revolving line of credit restricts the ability to pay dividends or make any distributions or payments or redeem, retire, or purchase any capital stock without the prior written consent of the lender, provided that the Company may pay dividends solely in common stock and, so long as no default has occurred under the line of credit, the Company may make certain redemptions of its common stock and pay certain tax distributions to its shareholders. Also, the form, frequency, and amount of dividends will depend upon the Company’s future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, and other factors that the Board of Directors may deem relevant. Sensus may not pay dividends as a result of any of the foregoing, and in these cases, an investor would need to rely on price appreciation of the Company’s common stock for a return on investment.

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

Sensus’s executive officers and directors, together with their respective affiliates, beneficially owned approximately 11% of our outstanding common stock as of February 21, 2024. Accordingly, these stockholders, if they act together, may exercise substantial influence over matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger. This concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discourage a potential acquirer from attempting to obtain control over Sensus, which in turn could have a material adverse effect on the market value of Sensus’s common stock.

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

Item 1C. CYBERSECURITY

Cybersecurity Risk Management and Processes

Sensus is actively working towards the integration of a cybersecurity risk management program into its comprehensive risk management framework to protect the confidentiality, integrity, and availability of its critical systems and information.

Our cybersecurity risk management program is being designed based on various cybersecurity frameworks, including National Institute of Standards and Technology and the Center for Internet Security, as well as information security standards issued by the International Organization for Standardization, including ISO 27001 and ISO 27002. The Company uses these frameworks and information security standards as a guide to identify, assess, and management cybersecurity risks relevant to the business.

The Company has implemented or is implementing the following key elements into the cybersecurity risk management program:

●	Formalization and implementation of robust IT security policies;

●	Conducting vulnerability assessments;

●	Revision of user access request documentation to clearly define the roles and permissions assigned to users;

●	Thorough review of the accuracy and completeness of user listings and access;

●	Preservation of evidence related to system modifications; and

●	Continued collaboration with external specialists to aid in the ongoing evaluation of existing policies and procedures.

In addition, the Company has a strategic plan, which encompasses the following key elements:

●	Establishment of a dedicated cybersecurity governance committee;

●	Standardization of cybersecurity incident response procedures and formats;

●	Conducting penetration tests on a quarterly basis;

●	Enhancement of segregation of duties to mitigate the risk of self-review of transactions within the system;

The Company has not identified any risks from known cybersecurity threats and did not have any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company. For a discussion of whether and how any risks from cybersecurity threats are reasonably likely to materially affect us, refer to Item 1A. Risk Factors – “The Company’s operations may be impaired if our information technology systems fail to perform adequately or are the subject of a data breach or cyberattack,” which is incorporated by reference into this Item 1C.

Cybersecurity Governance

The Board of Directors actively collaborates with management to supervise cybersecurity risks. The Chief Technology Officer (“CTO”), with over 10 years’ experience in cybersecurity, leads the Company’s overall cybersecurity function and monitors cybersecurity risks. The CTO works with internal personnel and third-party consultants to design and implement the controls on the prevention, detection, mitigation, and remediation of cybersecurity risks. The CTO maintains regular communication with the Board on matters related to cybersecurity and provides updates to management on a quarterly basis. In the event of a cybersecurity incident, the Board is to be promptly notified.

Management considers cybersecurity risk as part of its risk oversight function and is in the process of establishing a cybersecurity governance committee. The cybersecurity governance committee will oversee the management’s implementation of the cybersecurity risk management program.

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

Item 3. LEGAL PROCEEDINGS

From time to time, Sensus is party to certain legal proceedings in the ordinary course of business. Management, after consultation with legal counsel, currently does not anticipate that the aggregate liability arising out of these legal proceedings will have a material effect on Sensus’s results of operations, financial position, or cash flows and have assessed that there is no need to record a liability for these legal proceedings and related contingencies. Additional disclosures have been included within Note 7, Commitments and Contingencies of the consolidated financial statements.

Item 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II.

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Class A common stock is publicly traded on the NASDAQ Capital Market under the symbol “SRTS.”

Holders

At the close of business on March 7, 2024, there were 20 common stockholders of record. This does not include “street name” or beneficial owners, whose shares are held of record by banks, brokers, and other financial institutions.

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

Unregistered Sales of Securities

There were no unregistered sales of securities during the year ended December 31, 2023.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

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

Overview

As discussed elsewhere in this Report, Sensus achieved profitability for the first time in 2021, maintained profitability in 2022 and 2023, and seeks to maintain and increase profitability in 2024 by, among other things, increasing sales and managing operational expenses where necessary in order to continue to invest in research and development of new products and marketing initiatives to promote the Company’s products. However, Sensus faces a number of uncertainties in 2024 that could impact our ability to achieve this goal. These include inflation and international trade issues. Either of these matters could adversely affect the Company’s ability to do business in a number of countries and geographic regions, including China.

Components of our results of operations

Sensus manages our business globally within one reportable segment, which is consistent with how management views the business, prioritizes investment and resource allocation decisions, and assesses operating performance.

Results of Operations

	For the Years Ended December 31,
(in thousands, except shares and per share data)	2023	2022

Revenues	$24,405	$44,532
Cost of sales	10,345	14,904
Gross profit	14,060	29,628
Operating expenses
Selling and marketing	5,608	6,329
General and administrative	5,156	5,008
Research and development	3,678	3,460
Total operating expenses	14,442	14,797
Income (loss) from operations	(382)	14,831
Other income:
Gain on sale of assets	42	12,779
Interest income	992	380
Other income, net	1,034	13,159
Income before income tax	652	27,990
Provision for income taxes	167	3,746
Net income	$485	$24,244
Net income per share – basic	$0.03	$1.47
diluted	$0.03	$1.46
Weighted average number of shares used in computing net income per share – basic	16,259,254	16,480,991
diluted	16,266,139	16,618,214

2023 Compared with 2022

Revenues of $24.4 million in 2023 decreased by $20.1 million, or 45%, from $44.5 million in 2022. The decrease was primarily driven by the lower number of SRT units sold, as our customers continued to defer purchases of our product due to the inflationary pressures impacting the healthcare market.

Cost of sales of $10.3 million in 2023 decreased by $4.6 million, or 31%, from $14.9 million in 2022. The decrease in cost of sales was primarily related to the decrease in sales in 2023.

Gross profit of $14.1 million, or 57.6% of revenue, in 2023 decreased by $15.5 million, or 52%, from $29.6 million, or 66.5% of revenue, in 2022. The decrease in gross profit was primarily driven by the lower number of units sold and higher costs charged by vendors in 2023.

Selling and marketing expenses of $5.6 million in 2023 decreased by $0.7 million, or 11%, from $6.3 million in 2022. The decrease was primarily attributable to lower compensation expense offset by an increase in tradeshow expenses.

General and administrative expenses of $5.2 million in 2023 increased by $0.2 million, or 4%, from $5.0 million in 2022, due primarily to an increase in professional fees and offset by a decrease in compensation expenses.

Research and development expenses of $3.7 million in 2023 increased by $0.2 million, or 6%, from $3.5 million in 2022. The increase was primarily due to expenses related to a project to develop a drug delivery system for an aesthetic project during 2023.

Other income, net of $1.0 million in 2023 decreased by $12.2 million from $13.2 million in 2022 and is primarily attributable to the gain on sale of assets of $12.8 million in 2022 (See Note 2, Disposition, to the consolidated financial statements) and offset by an increase in interest income of $0.6 million in 2023.

Cash and cash equivalents at December 31, 2023 decreased $2.4 million from December 31, 2022. See Cash flows for details on the change in cash and cash equivalents during the year ended December 31, 2023.

Accounts receivable, net at December 31, 2023 decreased $6.7 million from December 31, 2022, primarily due to collections of receivables and the decrease in sales during the year ended December 31, 2023.

Inventories at December 31, 2023 increased $8.4 million from December 31, 2022, primarily due to an increase in completion of finished goods offset by shipments of units sold during the year ended December 31, 2023.

Prepaid inventory at December 31, 2023 decreased $3.3 million from December 31, 2022, primarily due to the completion of finished goods from inventory deposits paid to a manufacturer during the year ended December 31, 2023.

Liabilities

There were no borrowings under our revolving lines of credit at December 31, 2023 or December 31, 2022. See Note 4, Debt, to the consolidated financial statements for further discussion.

Liquidity and Capital Resources

Overview

In general terms, liquidity is a measurement of the Company’s ability to meet its cash needs. For the year ended December 31, 2023, funding was derived primarily from cash generated by the sale of equipment to our customers in the ordinary course of business. The Company believes that proceeds from maturing cash equivalents, as well as the Company’s borrowing capacity under its existing line of credit and access to capital resources are sufficient to meet operating capital and funding requirements for the next 12 months from the date of this annual report. Please see Note 4, Debt, to the consolidated financial statements for a discussion regarding the Company’s revolving credit facility with Comerica Bank. The Company’s liquidity position and capital requirements may be impacted by a number of factors, including the following:

●	ability to generate and increase revenue; and

●	fluctuations in gross margins, operating expenses, and net results.

The Company’s primary short-term capital needs, which are subject to change, include expenditures related to:

●	expansion of sales and marketing activities; and

●	continuation of research and development activities.

Sensus’s management regularly evaluates cash requirements for current operations, commitments, capital requirements, and business development transactions, and may seek to raise additional funds for these purposes in the future. However, there can be no assurance that it will be able to raise such funds or the terms on which such funds may be raised, if at all.

Cash flows

The following table provides a summary of the Company’s cash flows for the periods indicated:

	For the Years Ended December 31
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$(2,145)	$(1,412)
Investing activities	(187)	14,841
Financing activities	(40)	(2,428)
Total	$(2,372)	$11,001

Cash flows from operating activities

Net cash used in operating activities was $2.1 million for the year ended December 31, 2023, consisting of net income of $485 thousand partially offset by a decrease in net operating liabilities of $2.7 million and non-cash charges of $0.1 million. Non-cash charges consisted of depreciation and amortization, stock-based compensation, and product warranty charges. Net cash used in operating activities was $1.4 million for the year ended December 31, 2022, consisting of net income of $24.2 million partially offset by an increase in net operating assets of $12.9 million, gain on sale of assets of $12.8 million, deferred income taxes of $1.7 million, and non-cash charges of $1.8 million. Non-cash charges consisted of depreciation and amortization, stock-based compensation and product warranty charges.

Cash flows from investing activities

Net cash used in investing activities was $0.2 million during the year ended December 31, 2023, primarily consisting of cash used in the acquisition of property and equipment of $0.2 million. Net cash provided by investing activities was $14.8 million during the year ended December 31, 2022, primarily due to proceeds from sale of assets, particularly the sale of the Sculptura assets for $15 million in cash, partially offset by the cash used in acquisition of property and equipment of $0.2 million.

Cash flows from financing activities

Net cash used in financing activities was $40 thousand during the year ended December 31, 2023, primarily due to repurchases of common stock and withholding taxes on stock-based compensation, partially offset by proceeds from exercises of stock options. Net cash used in financing activities was $2.4 million during the year ended December 31, 2022, primarily due to purchases of common stock and principal payments on our PPP loan, partially offset by proceeds from exercises of stock options.

Inflation

During 2023, increased commodity and shipping prices and energy and labor costs resulted in inflationary pressures across various parts of our business and operations, including on our customers, partners, and suppliers. We continue to monitor the impact of inflation and we are taking actions, such as ordering inventory in advance, to minimize its effects on our product cost and sales.

Indebtedness

Please see Note 4, Debt, to the consolidated financial statements.

Contractual Obligations and Commitments

Please see Note 7, Commitments and Contingencies, to the consolidated financial statements.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. Management has identified certain accounting policies as critical to understanding the financial condition and results of operations. For a detailed discussion on the application of these and other accounting policies, see the notes to the consolidated financial statements included in this Annual Report on Form 10-K.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS OF SENSUS HEALTHCARE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Sensus Healthcare, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sensus Healthcare, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Marcum LLP ■ 201 East Kennedy Boulevard ■ Suite 1500 ■ Tampa, Florida 33602 ■ Phone 813.397.4800 ■ Fax 813.397.4801 ■ www.marcumllp.com

Sensus Healthcare, Inc.

March 15, 2024

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

Marcum LLP

We have served as the Company’s auditor since 2012.

Tampa, Florida

March 15, 2024

SENSUS HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in thousands, except shares and per share data)	2023	2022

Assets
Current assets
Cash and cash equivalents	$23,148	$25,520
Accounts receivable, net	10,645	17,299
Inventories	11,861	3,501
Prepaid inventory	2,986	6,261
Other current assets	888	660
Total current assets	49,528	53,241
Property and equipment, net	464	243
Deferred tax asset	2,140	1,713
Operating lease right-of-use asset, net	774	996
Other noncurrent assets	804	542
Total assets	$53,710	$56,735

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$2,793	$5,521
Product warranties	538	403
Operating lease liabilities, current portion	187	190
Income tax payable	37	890
Deferred revenue, current portion	657	693
Total current liabilities	4,212	7,697
Operating lease liabilities	596	830
Deferred revenue, net of current portion	60	139
Total liabilities	4,868	8,666
Commitments and contingencies
Stockholders’ equity
Preferred stock, 5,000,000 shares authorized and none issued and outstanding	-	-
Common stock, $0.01 par value – 50,000,000 authorized; 16,907,095 issued and 16,374,171 outstanding at December 31, 2023; 16,902,761 issued and 16,390,419 outstanding at December 31, 2022	169	169
Additional paid-in capital	45,405	45,031
Treasury stock, 532,924 and 512,342 shares at cost, at December 31, 2023 and December 31, 2022, respectively	(3,519)	(3,433)
Retained earnings	6,787	6,302
Total stockholders’ equity	48,842	48,069
Total liabilities and stockholders’ equity	$53,710	$56,735

See accompanying notes to the consolidated financial statements.

SENSUS HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended
	December 31,
(in thousands, except shares and per share data)	2023	2022

Revenues	$24,405	$44,532
Cost of sales	10,345	14,904
Gross profit	14,060	29,628
Operating expenses
Selling and marketing	5,608	6,329
General and administrative	5,156	5,008
Research and development	3,678	3,460
Total operating expenses	14,442	14,797
Income (loss) from operations	(382)	14,831
Other income:
Gain on sale of assets	42	12,779
Interest income, net	992	380
Other income, net	1,034	13,159
Income before income tax	652	27,990
Provision for income taxes	167	3,746
Net income	$485	$24,244
Net income per share – basic	$0.03	$1.47
diluted	$0.03	$1.46
Weighted average number of shares used in computing net income per share – basic	16,259,254	16,480,991
diluted	16,266,139	16,618,214

See accompanying notes to the consolidated financial statements.

SENSUS HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

						Retained
	Common Stock		Additional Paid-In	Treasury Stock		Earnings (Accumulated
(in thousands, except shares)	Shares	Amount	Capital	Shares	Amount	Deficit)	Total

December 31, 2021	16,694,311	$167	$44,115	(77,037)	$(325)	$(17,942)	$26,015
Stock-based compensation	77,000	-	187	-	-	-	187
Exercise of stock options	131,450	2	729	-	-	-	731
Stock repurchase	-	-	-	(425,209)	(2,999)	-	(2,999)
Surrender of shares for tax withholding on stock-based compensation	-	-	-	(10,096)	(109)	-	(109)
Net income	-	-	-	-	-	24,244	24,244
December 31, 2022	16,902,761	$169	$45,031	(512,342)	$(3,433)	$6,302	$48,069
Stock-based compensation	10,000	-	359	-	-	-	359
Exercise of stock options	8,334	-	46	-	-	-	46
Stock repurchase	-	-	-	(9,427)	(27)	-	(27)
Forfeiture of restricted stock units	(14,000)	-	(31)	-			(31)
Surrender of shares for tax withholding on stock-based compensation	-	-	-	(11,155)	(59)	-	(59)
Net income	-	-	-	-	-	485	485
December 31, 2023	16,907,095	$169	$45,405	(532,924)	$(3,519)	$6,787	$48,842

See accompanying notes to the consolidated financial statements.

SENSUS HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
(in thousands)	2023	2022
Cash flows from operating activities
Net income	$485	$24,244
Adjustments to reconcile net income to net cash and cash equivalents used in operating activities:
Bad debt expense	7	145
Depreciation and amortization	275	315
Gain on sale of assets	(42)	(12,779)
Loss on disposal of assets	-	197
Amortization of right-of-use asset	186	194
Provision for product warranties	603	722
Stock-based compensation	328	187
Deferred income taxes	(427)	(1,713)
Decrease (increase) in:
Accounts receivable	6,647	(5,314)
Inventories	(8,577)	(3,191)
Prepaid inventory	3,275	(4,774)
Other current assets	(228)	711
Other noncurrent assets	(312)	(417)
Increase (decrease) in:
Accounts payable and accrued expenses	(2,728)	799
Operating lease liability	(201)	(199)
Income tax payable	(853)	890
Deferred revenue	(115)	(602)
Product warranties	(468)	(827)
Total adjustments	(2,630)	(25,656)
Net cash used in operating activities	(2,145)	(1,412)
Cash flows from investing activities
Acquisition of property and equipment	(229)	(159)
Proceeds from sale of assets	42	15,000
Net cash provided by (used in) investing activities	(187)	14,841
Cash flows from financing activities
Repurchase of common stock	(27)	(2,999)
Withholding taxes on stock-based compensation	(59)	(109)
Repayment of loan payable	-	(51)
Exercise of stock options	46	731
Net cash used in financing activities	(40)	(2,428)
Net increase (decrease) in cash and cash equivalents	(2,372)	11,001
Cash and cash equivalents – beginning of period	25,520	14,519
Cash and cash equivalents – end of period	$23,148	$25,520
Supplemental disclosure of cash flow information:
Interest paid	$-	$2
Income tax paid	$1,440	$4,570
Supplemental schedule of noncash investing and financing transactions:
Operating lease right-of-use asset and lease liability increase from lease modification	$-	$1,045
Transfer of inventory to property and equipment	$217	$48

See accompanying notes to the consolidated financial statements.

SENSUS HEALTHCARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Summary of Significant Accounting Policies

Description of the Business

Sensus Healthcare, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “Sensus” or the “Company”) is a manufacturer of radiation therapy devices and sells the devices to healthcare providers globally through its distribution and marketing network. The Company operates from its corporate headquarters located in Boca Raton, Florida.

In March 2024, the Company formed Sensus Healthcare Services, LLC, a wholly-owned subsidiary that provides operational healthcare services in the form of radiation oncology and physics oversight in addition Radiotherapy Technologist for dermatology clinics.

Basis of Presentation and Principles of Consolidation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its subsidiaries. Accounts and transactions between consolidated entities have been eliminated.

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

Change in Accounting Estimate

In the fourth quarter of 2023, the Company changed its estimate that it was probable that it would make commission payments to certain of its employees as compensation expense. As it is no longer probable the payments will be made, the Company reversed the accrued compensation expense, which is included in accounts payable and accrued expenses in the consolidated balance sheet, related to these payments. This change in estimate resulted in a decrease in selling and marketing expenses of $853,500, or 0.05 per share (basic and diluted) for the year ended December 31, 2023.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. The reclassifications are limited to the consolidated balance sheets and statements of cash flow and have no impact on the reported results of operations.

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

To determine the transaction price for contracts  in which a customer  promises consideration in a form other than cash, the Company measures the estimated fair value of the noncash consideration at contract inception. If the Company cannot reasonably estimate the fair value of the noncash consideration, the Company measures the consideration indirectly by reference to the standalone selling price of the products promised to the customer or class of customer in exchange for the consideration.

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

The components of disaggregated revenue are as follows:

	For the Years Ended
	December 31,
(in thousands)	2023	2022
Product Revenue - recognized at a point in time	$20,347	$40,007
Service Revenue - recognized at a point in time	1,261	1,351
Service Revenue - recognized over time	2,797	3,174
Total Revenue	$24,405	$44,532

The Company operates in a highly regulated environment, primarily in the U.S. dermatology market, in which state regulatory approval is sometimes required prior to the customer being able to use the product. In cases where such regulatory approval is pending, revenue is deferred until such time as regulatory approval is obtained.

Deferred revenue activity for 2023 and 2022 is as follows:

(in thousands)	Product	Service	Total
December 31, 2021	$97	$1,337	$1,434
Revenue recognized	(1,015)	(3,174)	(4,189)
Amounts invoiced	963	2,624	3,587
December 31, 2022	$45	$787	$832
Revenue recognized	(45)	(2,797)	(2,842)
Amounts invoiced	36	2,691	2,727
December 31, 2023	$36	$681	$717

The Company does not disclose information about remaining performance obligations of deposits for products that have original expected durations of one year or less. Estimated service revenue to be recognized in the future related to the performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2023 is as follows:

Year	Service Revenue
2024	$621
2025	40
2026	20
Total	$681

For the years ended December 31, 2023 and 2022 the Company paid commissions for certain equipment sales. Because the recovery of commissions is expected to occur from product revenue within one year, the Company charges commissions to expense as incurred.

Shipping and handling costs are expensed as incurred and are included in cost of sales.

Concentration

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable.

One customer in the U.S. accounted for approximately 61% and 73% of revenue for the years ended December 31, 2023 and 2022, respectively, and 85% and 91% of the accounts receivable as of December 31, 2023 and 2022, respectively.

Segment and Geographical Information

The following table illustrates total revenue for the years ended December 31, 2023 and 2022 by geographic region.

	December 31,
(in thousands)	2023		2022
United States	$22,279	91%	$41,976	94%
China	1,491	6%	2,452	6%
Turkey	265	1%	-	0%
Guatemala	190	1%	-	0%
Ireland	135	1%	-	0%
Other	45	0%	104	0%
Total Revenue	$24,405	100%	$44,532	100%

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

Accounts Receivable

On January 1, 2023, the Company adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU replace the incurred loss model for recognition of credit losses with a methodology that reflects expected credit losses over the life of the loan and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. This update did not have a significant impact on the Company’s consolidated financial statements.

The Company does business and extends credit based on an evaluation of each customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company estimates future credit losses based on the age of customer receivable balances, collection history and forecasted economic trends. Future collections can be significantly different from historical collection trends or current estimates. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The allowance for expected credit losses was $0 and approximately $107 thousand as of December 31, 2023 and 2022, respectively. Bad debt expense for the years ended December 31, 2023 and 2022 was approximately $7 thousand and $145 thousand, respectively.

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

Inventory units designated for customer demonstrations, as part of the sales process, are reclassified to property and equipment and the depreciation is recorded to selling and marketing expense. Property and equipment for demonstrations and other programs that were reclassified to or from inventory was approximately $217 thousand and $48 thousand for the years ended December 31, 2023 and 2022, respectively.

Research and Development

Research and development costs related to products under development by the Company and quality and regulatory costs and are expensed as incurred.

Earnings Per Share

Basic net income per share is calculated by dividing the net income by the weighted-average number of common shares outstanding for the period using the treasury stock method for options, restricted stocks and warrants. Diluted net income per share is computed by giving effect to all potential dilutive common share equivalents outstanding for the period.

The factors used in the earnings per share computation are as follows:

	For the Years Ended
	December 31,
(in thousands)	2023	2022
Basic
Net income	$485	$24,244
Weighted average common shares outstanding	16,259	16,481
Basic earnings per share	$0.03	$1.47
Diluted
Net income	$485	$24,244
Weighted average common shares outstanding	16,259	16,481
Dilutive effects of:
Assumed exercise of stock options	5	55
Restricted stock awards	2	82
Dilutive shares	16,266	16,618
Diluted earnings per share	$0.03	$1.46

The shares listed below were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented:
Restricted stock awards	57,250	-

Diluted earnings per share includes the dilutive effect of stock options and restricted stock awards that were issued in July 2021. The stock options and 89,750 restricted stock awards were not in the money as the average price of common stock during the second to fourth quarter was less than the exercise prices. The assumed proceeds of stock options and the restricted stock awards for the treasury stock method is the amount the grantee pays on exercise plus the average amount of unrecognized compensation expense.

Equity-Based Compensation

Pursuant to relevant accounting guidance related to accounting for equity-based compensation, the Company is required to recognize all share-based payments to non-employees and employees in the financial statements based on grant-date fair values. The Company has accounted for issuances of shares and options in accordance with the guidance, which requires the recognition of expense, based on grant-date fair values, over the service period, which is generally the period over which the shares and options vest.

Advertising Costs

Advertising and promotion costs are charged to expense as incurred. Advertising and promotion costs included in selling and marketing expense in the accompanying statements of income amounted to approximately $1.2 million and $0.9 million for the years ended December 31, 2023 and 2022, respectively.

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

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standard Board (FASB) issued ASU 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, to provide temporary optional expedients and exceptions to U.S. GAAP guidance on contract modifications to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate, or LIBOR, to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. The guidance is effective prospectively as of March 12, 2020 through December 31, 2022 and interim periods within those fiscal years. In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 which was issued to defer the sunset date of Topic 848 to December 31, 2024. These updates are not expected to have a significant impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to enhance disclosures about significant segment expenses for public entities reporting segment information under ASC Topic 280. The amendments require public entities to disclose significant expense categories for each reportable segment, other segment items, the title and position of the chief operating decision-maker, and interim disclosures of certain segment-related information previously required only on an annual basis. The amendments clarify that entities reporting single segments must disclose both the new and existing segment disclosures under Topic 280, and a public entity is permitted to disclose multiple measures of segment profit or loss if certain criteria are met. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance transparency into income tax disclosures. The amendments require annual disclosure of certain information relating to the rate reconciliation, income taxes paid by jurisdiction, income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign, income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The amendments also eliminate certain requirements relating to unrecognized tax benefits and certain deferred tax disclosure relating to subsidiaries and corporate joint ventures. The ASU is effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

Note 2 — Disposition

On February 25, 2022, the Company sold its Sculptura assets for $15 million in cash. The sale price was allocated to the existing assets and liabilities based on the book value at the date of the transaction. A summary of the assets and liabilities sold is as follows:

(in thousands)	Book Value
Cash	$15,000
Inventory	(1,401)
Property and equipment	(157)
Other liabilities	(663)
Gain on asset sale	$12,779

Note 3 — Property and Equipment

Property and equipment consists of the following:

	As of	As of
	December 31,	December 31,	Estimated
(in thousands)	2023	2022	Useful Lives
Operations equipment	$1,018	$1,222	3 years
Tradeshow and demo equipment	1,184	990	3 years
Computer equipment	145	162	3 years
Subtotal	2,347	2,374
Less accumulated depreciation	(1,883)	(2,131)
Property and Equipment, Net	$464	$243

Depreciation expense was approximately $226 thousand and $219 thousand for the years ended December 31, 2023 and 2022, respectively.

Note 4 — DEBT

As of December 31, 2022, the Company had a revolving credit facility with Silicon Valley Bank (“SVB”) that provided for maximum borrowings equal to the lesser of (a) the $15 million commitment amount or (b) the borrowing base plus a $7.5 million non-formula sublimit. On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation (the “FDIC”) was appointed receiver. On March 13, 2023, the FDIC transferred all deposits, both insured and uninsured, and substantially all assets of SVB to a newly created, full-service FDIC-operated “bridge bank”, Silicon Valley Bridge Bank, N.A. (“SVBB”), chartered by the Office of the Comptroller of the Currency as a national bank. Subsequently, on March 27, 2023, the FDIC entered into a purchase and assumption agreement for all deposits and loans, as well as certain other assets, of SVBB, with First-Citizens Bank &Trust Company (“FCB”), a subsidiary of First Citizens BancShares, Inc. (“First Citizens”). As a result of this transaction, SVB became a wholly owned subsidiary of FCB.

On September 11, 2023, the Company entered into a new revolving credit facility (the “Credit Facility”) with Comerica Bank (“Comerica”), replacing the prior facility with SVB, that provides for maximum borrowings of $10 million. The Credit Facility may be terminated by the Company or Comerica at any time without penalty. At December 31, 2023, the available borrowings under this facility were $10 million. Any borrowings bear interest at the Secured Overnight Financing Rate (“SOFR”) plus 2.50% (or 7.88% at December 31, 2023), and would be due upon demand by Comerica. The Credit Facility is secured by all of the Company’s assets. The Credit Facility contains a financial covenant requiring that the Company maintain unencumbered liquid assets having a minimum value of $3,500,000 in a Comerica account.

The Company was in compliance with its financial covenants under the respective facilities as of December 31, 2023 and December 31, 2022. There were no borrowings outstanding under either facility at December 31, 2023 or December 31, 2022.

Note 5 — Product Warranties

Changes in product warranty liability were as follows for the years ended December 31, 2023 and 2022:

(in thousands)
Balance, December 31, 2021	$508
Warranties accrued during the period	722
Payments on warranty claims	(827)
Balance, December 31, 2022	$403
Warranties accrued during the period	603
Payments on warranty claims	(468)
Balance, December 31, 2023	$538

Note 6 — Leases

Operating Lease Agreements

The Company leases its headquarters office from an unrelated third party under a lease expiring in September 2027. The amortization of the right of use lease asset was $186 thousand and $194 thousand for the years ended December 31, 2023 and 2022, respectively.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of December 31, 2023.

Maturity of Operating Lease Liabilities	Amount
2024	$223
2025	229
2026	236
2027	181
Total undiscounted operating leases payments	$869
Less: Imputed interest	(86)
Present Value of Operating Lease Liabilities	$783

Other Information
Weighted-average remaining lease term	3.75 years
Weighted-average discount rate	5%

Cash paid for amounts included in the measurement of operating lease liabilities was $201 thousand and $199 thousand for the years ended December 31, 2023 and 2022, respectively, and is included in cash flows from operating activities in the accompanying consolidated statement of cash flows.

Operating lease cost recognized as expense was $228 thousand and $ 255 thousand for the years ended December 31, 2023 and 2022, respectively. The financing component for operating lease obligations represents the effect of discounting the operating lease payments to their present value.

Note 7 — Commitments and Contingencies

Manufacturing Agreement

The Company has a contract manufacturing agreement with an unrelated third party for the production and manufacture of the SRT-100 (and subsequently the SRT-100 Vision and the SRT-100+), in accordance with the Company’s product specifications. The agreement renews for successive one-year periods unless either party notifies the other party in writing, at least 60 days prior to the anniversary date of the agreement, that it will not renew the agreement. The Company or the manufacturer may terminate the agreement upon 90 days’ prior written notice.

The Company pays this manufacturer for finished goods in advance of the inventory being received. The Company paid this manufacturer approximately $10.3 million and $13.7 million for finished goods for the years ended December 31, 2023 and 2022, respectively. Approximately $12.7 million and $11 million of finished goods was received from this manufacturer for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and December 31, 2022, a prepayment related to these finished goods of approximately $3.0 million and $6.3 million, respectively, was presented in prepaid inventory in the accompanying consolidated balance sheets.

Legal contingencies

The Company is party to certain legal proceedings in the ordinary course of business. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and related contingencies.

In 2015, the Company learned that the Department of Justice (the “Department”) had commenced an investigation of the billing to Medicare by a physician who had treated patients with the Company’s SRT-100. The Department subsequently advised the Company that it was considering expanding the investigation to determine whether the Company had any involvements in physician’s use of certain reimbursements codes. The Company has received two Civil Investigative Demands from the Department seeking documents and written responses in connection with its investigation. The Company has fully cooperated with the Department. The Company disputes that it has engaged in any wrongdoing with respect to such reimbursement claims; among other considerations, the Company does not submit claims for reimbursement or provide coding or billing advice to physicians. To the Company’s knowledge, the Department has made no determination as to whether the Company engaged in any wrongdoing, or whether to pursue any legal action against the Company. Should the Department decide to pursue legal action, the Company believes it has strong and meritorious defenses and will vigorously defend itself. As of December 31, 2023, the Company was unable to estimate the cost associated with this matter.

Note 8 — Employee Benefit Plans

The Company sponsors a 401(k) defined contribution retirement plan that allows eligible employees to contribute a portion of their compensation, as defined by the plan and subject to Internal Revenue Code limitations. The Company makes contributions to the plan which include matching a percentage of the employees’ contributions up to certain limits. Expenses related to this plan totaled approximately $89 thousand and $95 thousand for the years ended December 31, 2023 and 2022, respectively.

Note 9 — Stockholders’ Equity

Preferred Stock

The Company has authorized 5 million shares of preferred stock. No shares of preferred stock were issued or outstanding at December 31, 2023 or December 31, 2022.

Treasury stock

Treasury stock includes shares surrendered by employees for tax withholding on the vesting of restricted stock awards and shares repurchased in open market transactions. 11,155 and 10,096 shares were surrendered by employees for tax withholding for the years ended December 31, 2023 and 2022, respectively. During the years ended 2023 and 2022, the Company repurchased 9,427 and 425,209 shares, respectively, in open market transactions.

Note 10 — Equity-based Compensation

2016 and 2017 Equity Incentive Plans

The Company’s 2016 Equity Incentive Plan and the 2017 Incentive Plan, as amended in June 2023 (collectively, the “Plans”), provide for the issuance of up to 397,473 shares and 750,000 shares, respectively. In addition, unless the Compensation Committee specifically determines otherwise, the maximum number of shares available under the Plans and the awards granted under the Plans will be subject to appropriate adjustment in the case of any stock dividends, stock splits, recapitalizations, reorganizations, mergers, consolidations, exchanges or other changes in capitalization affecting the Company’s common stock. The awards may be made in the form of restricted stock awards or stock options, among other things. As of December 31, 2023 and 2022, 312,973 and 58,973 shares were available to be granted in the Plans, respectively.

On February 1, 2020, a total of 35,000 shares of restricted stock were issued to employees. The restricted shares vest 25% per year over a four-year period. The grant date fair value of $4.11 per share is being recognized as expense on a straight-line basis over the vesting period. In 2023, 5,000 shares of common stock vested, and 10,000 shares of unvested common stock were forfeited due to the termination of three employees.

On July 21, 2021, a total of 130,000 shares of restricted stock were issued to employees and board members. The restricted shares vest 25% at grant date and 25% per year over a three-year period. The grant date fair value of $3.84 per share is being recognized as expense on a straight-line basis over the vesting period. In 2023, 32,500 shares of common stock vested.

On December 19, 2022, a total of 77,000 shares of restricted stock were issued to employees. The restricted shares vest 25% per year over a four-year period. The fair value of $6.40 per share, the stock price on grant date, is being recognized as expense on a straight-line basis over the vesting period. In 2023, 18,250 shares of common stock vested, and 4,000 shares of unvested common stock were forfeited due to the termination of four employees.

On January 26, 2023, 10,000 shares of common stock were issued to an employee and were recorded at the fair value of $8.96 per share, the stock price on the grant date. The shares were fully vested on the grant date.

Restricted Stock

Restricted stock activity for the years ended December 31, 2023 and 2022 is summarized below:

		Weighted-
		Average
		Grant
	Restricted	Date Fair
Outstanding at	Stock	Value
December 31, 2022	159,500	$5.11
Granted	10,000	8.96
Vested	(65,750)	5.35
Forfeited	(14,000)	$4.76
December 31, 2023	89,750	$5.41

The Company recognizes forfeitures as they occur. The reduction of stock compensation expense related to the forfeitures was $31 thousand and $0 for the years ended December 31, 2023 and 2022, respectively.

Stock compensation expense related to restricted stock, excluding the recognition of forfeitures, was $359 thousand and $187 thousand for the years ended December 31, 2023 and 2022, respectively.

Unrecognized stock compensation expense was approximately $405 thousand as of December 31, 2023, which will be recognized over a weighted-average period of 2.5 years.

Stock Options

Stock options expire 10 years after the grant date. Options that have been granted are exercisable and vest based on the terms of the related agreements.

In the first quarter of 2023, the Company issued 8,334 shares of common stock upon the exercise of stock options with an exercise price of $5.55 per share.

The following table summarizes the Company’s stock options activity:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Options	Price	(In Years)
Outstanding - December 31, 2022	97,884	$5.55	5.08
Granted	-	-	-
Exercised	(8,334)	5.55	-
Expired	-	-	-
Outstanding - December 31, 2023	89,550	$5.55	4.08
Exercisable – December 31, 2023	89,550	$5.55	4.08

Stock compensation expense related to stock options was $0 for the years ended December 31, 2023 and 2022. The stock options outstanding had an intrinsic value of $0 and $183 thousand as of December 31, 2023 and 2022, respectively.

Note 11 — Income Taxes

The income tax provision consisted of the following:

	For The Years Ended
	December 31,
(in thousands)	2023	2022
Current - Federal	$249	$2,977
Current - State	345	2,482
Deferred - Federal	(369)	2,218
Deferred - State	(58)	(369)
Deferred - International	-	(55)

Total	167	7,253
Change in valuation allowance	-	(3,507)
Income tax provision	$167	$3,746

For the years ended December 31, 2023 and December 31, 2022, the expected tax expense based on the statutory rate is reconciled with the actual tax expense as follows:

	For The Years Ended
	December 31,
	2023	2022
U.S. federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	9.7%	7.3%
Permanent differences	6.3%	(0.4%)
Change in tax rates	9.0%	(1.1%)
Return-to-provision adjustments	1.9%	(0.9%)
Tax credits	(22.3%)	0.0%
Change in valuation allowance	0.0%	(12.5%)

Income tax provision	25.6%	13.4%

As of December 31, 2023 and December 31, 2022, the Company’s net deferred tax asset consisted of the effects of temporary differences attributable to the following:

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating losses	$814	$849
Stock-based compensation	103	117
Depreciation and amortization	762	209
Accrued expenses and reserves	257	404
Customer deposits	37	35
Tax credits	367	290
Lease accounting, net	2	6
Gross deferred tax assets	2,342	1,910
Valuation allowance	(185)	(185)
Total deferred tax assets	2,157	1,725
Deferred tax liabilities
Prepaid expenses	(17)	(12)
Total deferred tax liabilities	(17)	(12)
Net deferred tax assets	$2,140	$1,713

The Company has state net operating loss carryforwards (each, an “NOL”) spread across various jurisdictions with a combined total of approximately $7.6 million as of December 31, 2023. A majority of the state NOL’s are attributed to the State of Illinois which begin to expire in 2029. Additionally, the Company also has federal and state tax credit carryforwards of approximately $367 thousand as of December 31, 2023. These credit carryforwards, if not used in future periods, will begin to expire in 2029.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the future generation of taxable income during the periods in which those temporary differences become deductible. Management considers the ability to carryback taxable income, future reversals of existing taxable temporary differences, tax-planning strategies, and future taxable income exclusive of reversing temporary differences and carryforwards in making this assessment. During the year ended December 31, 2022, the Company recorded a net valuation allowance release of $3.7 million based on management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2023, management determined there continues to be sufficient positive evidence that it is more likely than not that the net deferred tax assets (other than foreign net operating losses) are realizable.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2023 and 2022. The Company does not expect any significant changes in its unrecognized tax benefits within 12 months of the reporting date. The Company has U.S. federal and certain state tax returns subject to examination by tax authorities beginning with those filed for the year ended December 31, 2017.

Note 12 — Subsequent Events

The Company has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued for potential recognition or disclosure. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, except for the formation of Sensus Healthcare Services, LLC which is disclosed in Note 1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosure matters.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

As of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K, we maintained effective disclosure controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our internal control over financial reporting. Our management used the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to perform this evaluation. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2023.

As a smaller reporting company, our independent registered accounting firm is not required to issue an attestation report on our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ending December 31, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. OTHER INFORMATION

The Company is furnishing no other information in this Form 10-K.

Item 9C. DISCLOSURES REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS

Not applicable.

PART III.

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item will be set forth in the Proxy Statement for our 2024 Annual Meeting and is incorporated into this report by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in the Proxy Statement for our 2024 Annual Meeting and is incorporated into this report by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the Proxy Statement for our 2024 Annual Meeting and is incorporated into this report by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the Proxy Statement for our 2024 Annual Meeting and is incorporated into this report by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in the Proxy Statement for our 2024 Annual Meeting and is incorporated into this report by reference.

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

Item 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of December 12, 2011, by and between Sensus Healthcare, LLC and Sensus Healthcare, LLC – incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

2.2	Plan of Conversion of Sensus Healthcare, LLC – incorporated by reference to Exhibit 2.2 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

2.3	Asset Purchase Agreement between Sensus Healthcare, Inc. and Empyrean Medical Systems, Inc., dated as of February 25, 2022 – incorporated by reference to Exhibit 2.3 of the Company’s Annual Report on Form 10-K (filed 3/25/22) (No. 001-37714)

3.1	Amended and Restated Certificate of Incorporation of Sensus Healthcare, Inc. – incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (filed 3/25/16)(No. 333-209451).

3.2	Bylaws of Sensus Healthcare, Inc. – incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

4.1	Form of Representatives’ Warrant to Purchase Units – incorporated by reference to Exhibit 4.7 of the Company’s Amendment No. 4 to Registration Statement on Form S-1 (filed 5/19/16) (No. 333-209451).

4. 2	Description of Company’s Common Stock – incorporated by reference to Exhibit 4.4 of the Company’s Annual Report on Form 10-K (filed 3/6/20) (No.001-37714).

10.1	Office Lease Agreement, dated as of July 26, 2010, by and between Rexall Sundown, Inc. and Sensus Healthcare, LLC – incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

10.2	Amendment to Lease, dated as of January 27, 2014, by and between Rexall Sundown, Inc. and Sensus Healthcare, LLC– incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

10.3	Commercial Lease, dated as of July 7, 2016, by and between BREF 851, LLC and Sensus Healthcare, Inc. – incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (filed 11/7/16)(No. 001-37714).

10.4+	Sensus Healthcare, Inc. 2016 Equity Incentive Plan – incorporated by reference to Exhibit 10.14 of the Company’s Amendment No. 1 to Registration Statement on Form S-1 (filed 3/10/16)(No. 333-209451).

10.5+	Form of Non-Qualified Option Grant Agreement – incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

10.6+	Employment Agreement between Sensus Healthcare, Inc. and Joseph C. Sardano – incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

10.7#	Manufacturing Agreement, dated as of July 20, 2010, by and between RbM Services, LLC and Sensus Healthcare, LLC.

10.8	Sensus Healthcare, Inc. 2017 Equity Incentive Plan – incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement (filed 5/1/2023)(No. 001-37714).

10.9+	Form of Restricted Stock Award Agreement incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-8 (filed 11/6/17)(No. 333-221372).

10.10+	Employment Agreement between Sensus Healthcare, Inc. and Michael Sardano – incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (filed 5/8/18) (No. 333-209451).

10.11	Employment Agreement between Sensus Healthcare, Inc. and Javier Rampolla – incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (filed 8/11/23) (No. 001-37714).

10.12	Credit Agreement, dated as of September 11, 2023, by and between the Company and Comerica – incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K (filed 9/14/23) (No. 001-37714).

10.13	Master Revolving Note, dated as of September 11, 2023, made by the Company in favor of Comerica – incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K (filed 9/14/23) (No. 001-37714).

10.14	Security Agreement, dated as of September 11, 2023, made by the Company in favor of Comerica – incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K (filed 9/14/23) (No. 001-37714).

14.1	Sensus Healthcare, Inc. Code of Ethics – incorporated by reference to Exhibit 14.1 of the of the Company’s Amendment No. 1 to Registration Statement on Form S-1 (filed 3/10/16)(No. 333-209451).

23.1*	Consent of Marcum LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Joseph C. Sardano, Chairman and Chief Executive Officer of Sensus Healthcare, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Javier Rampolla, Chief Financial Officer of Sensus Healthcare, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Joseph C. Sardano, Chairman and Chief Executive Officer of Sensus Healthcare, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Javier Rampolla, Chief Financial Officer of Sensus Healthcare, Inc., Pursuant to 18 U.S.C. Section 1350.

97*	Sensus Healthcare, Inc. Clawback Policy

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104.*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Indicates a management contract or compensatory plan.

#	Portions of exhibit have been omitted.

*	Filed electronically herewith.

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

SENSUS HEALTHCARE, INC.

Date: March 15, 2024	/s/ Joseph C. Sardano
Joseph C. Sardano
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Joseph Sardano	Chief Executive Officer and Chairman	March 15, 2024
Joseph Sardano	(Principal Executive Officer)

/s/ Javier Rampolla	Chief Financial Officer	March 15, 2024
Javier Rampolla	(Principal Financial and Accounting Officer)

/s/ Megan Cornish	Director	March 15, 2024
Megan Cornish

/s/ John Heinrich	Director	March 15, 2024
John Heinrich

/s/ William H. McCall	Director	March 15, 2024
William H. McCall

/s/ Samuel O’Rear	Director	March 15, 2024
Samuel O’Rear

/s/ Anthony B. Petrelli	Director	March 15, 2024
Anthony B. Petrelli