Form 10-Q
period 2024-03-31
Sensus Healthcare, Inc.
filed 2024-05-10
CIK 1494891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 6, 2024, there were 16,392,671 shares of the registrant’s common stock outstanding.

SENSUS HEALTHCARE, INC.

QUARTERLY REPORT ON FORM 10-Q

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

ii

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SENSUS HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31,	As of December 31,
(in thousands, except shares and per share data)	2024	2023
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$14,728	$23,148
Accounts receivable, net	19,625	10,645
Inventories	14,720	11,861
Prepaid inventory	3,671	2,986
Other current assets	1,169	888
Total current assets	53,913	49,528
Property and equipment, net	633	464
Deferred tax asset	1,313	2,140
Operating lease right-of-use asset, net	726	774
Other noncurrent assets	688	804
Total assets	$57,273	$53,710

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$3,703	$2,793
Product warranties	594	538
Operating lease liability, current portion	191	187
Income tax payable	37	37
Deferred revenue, current portion	948	657
Total current liabilities	5,473	4,212
Operating lease liability	553	596
Deferred revenue, net of current portion	40	60
Total liabilities	6,066	4,868
Commitments and contingencies
Stockholders’ equity
Preferred stock, 5,000,000 shares authorized and none issued and outstanding	-	-
Common stock, $0.01 par value – 50,000,000 authorized; 16,925,595 issued and 16,392,671 outstanding at March 31, 2024; 16,907,095 issued and 16,374,171 outstanding at December 31, 2023	169	169
Additional paid-in capital	45,496	45,405
Treasury stock, 532,924 shares at cost, at March 31, 2024 and December 31, 2023	(3,519)	(3,519)
Retained earnings	9,061	6,787
Total stockholders’ equity	51,207	48,842
Total liabilities and stockholders’ equity	$57,273	$53,710

See accompanying notes to the condensed consolidated financial statements (unaudited).

SENSUS HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(unaudited)

	For the Three Months Ended
	March 31,
(in thousands, except shares and per share data)	2024	2023

Revenues	$10,663	$3,414
Cost of sales	4,001	1,792
Gross profit	6,662	1,622
Operating expenses
Selling and marketing	1,270	2,099
General and administrative	1,579	1,364
Research and development	926	1,098
Total operating expenses	3,775	4,561
Income (loss) from operations	2,887	(2,939)
Other income:
Interest income, net	214	243
Other income, net	214	243
Income (loss) before income tax	3,101	(2,696)
Provision for (benefit from) income taxes	827	(802)
Net income (loss)	$2,274	$(1,894)
Net income (loss) per share – basic	$0.14	$(0.12)
diluted	$0.14	$(0.12)
Weighted average number of shares used in
computing net income (loss) per share – basic	16,294,970	16,245,343
diluted	16,318,047	16,245,343

See accompanying notes to the condensed consolidated financial statements (unaudited).

SENSUS HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Retained
(in thousands, except shares)	Shares	Amount	Capital	Shares	Amount	Earnings	Total

December 31, 2022	16,902,761	$169	$45,031	(512,342)	$(3,433)	$6,302	$48,069
Stock-based compensation	10,000	-	161	-	-	-	161
Exercise of stock options	8,334	-	46	-	-	-	46
Forfeiture of restricted stock units	(7,500)	-	(18)	-	-	-	(18)
Surrender of shares for tax withholding on stock-based compensation	-	-	-	(4,487)	(40)	-	(40)
Net loss	-	-	-	-	-	(1,894)	(1,894)
March 31, 2023	16,913,595	$169	$45,220	(516,829)	$(3,473)	$4,408	$46,324

December 31, 2023	16,907,095	$169	$45,405	(532,924)	$(3,519)	$6,787	$48,842
Stock-based compensation	20,000	-	92	-	-	-	92
Forfeiture of restricted stock units	(1,500)	-	(1)	-	-	-	(1)
Net income	-	-	-	-	-	2,274	2,274
March 31, 2024	16,925,595	$169	$45,496	(532,924)	$(3,519)	$9,061	$51,207

See accompanying notes to the condensed consolidated financial statements (unaudited).

SENSUS HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
	March 31,
(in thousands)	2024	2023
Cash flows from operating activities
Net income (loss)	$2,274	$(1,894)
Adjustments to reconcile net income (loss) to net cash and cash equivalents used in operating activities:
Depreciation and amortization	70	73
Amortization of right-of-use asset	48	48
Provision for product warranties	150	163
Stock-based compensation	91	143
Deferred income taxes	827	(802)
Decrease (increase) in:
Accounts receivable	(8,980)	4,566
Inventories	(2,865)	(2,855)
Prepaid inventory	(685)	(3,370)
Other current assets	(281)	(315)
Other noncurrent assets	116	1
Increase (decrease) in:
Accounts payable and accrued expenses	910	(593)
Operating lease liability	(39)	(46)
Income tax payable	-	(890)
Deferred revenue	271	(35)
Product warranties	(94)	(191)
Total adjustments	(10,461)	(4,103)
Net cash used in operating activities	(8,187)	(5,997)
Cash flows from investing activities
Acquisition of property and equipment	(233)	(189)
Net cash used in investing activities	(233)	(189)
Cash flows from financing activities
Withholding taxes on stock-based compensation	-	(40)
Exercise of stock options	-	46
Net cash provided by financing activities	-	6
Net decrease in cash and cash equivalents	(8,420)	(6,180)
Cash and cash equivalents – beginning of period	23,148	25,520
Cash and cash equivalents – end of period	$14,728	$19,340
Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$1,200
Supplemental schedule of noncash investing and financing transactions:
Transfer of inventory to property and equipment	$6	$14

See accompanying notes to the condensed consolidated financial statements (unaudited).

SENSUS HEALTHCARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 — Organization and Summary of Significant Accounting Policies

Description of the Business

Sensus Healthcare, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “Sensus” or the “Company”) is a manufacturer of radiation therapy devices sold to healthcare providers globally through its distribution and marketing network. The Company operates from its corporate headquarters located in Boca Raton, Florida.

In February 2024, the Company formed Sensus Healthcare Services, LLC, a wholly-owned subsidiary that provides operational healthcare services in the form of radiation oncology and physics oversight, including radiotherapy technologists for dermatology clinics. The Company has signed contracts that have not commenced as of March 31, 2024, and expenses incurred related to these contracts are de minimis.

Basis of Presentation and Principles of Consolidation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its subsidiaries. Accounts and transactions between condensed consolidated entities have been eliminated.

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any other period.

The condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”).

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

Reclassification of Prior Year Presentation

Certain prior period amounts have been reclassified for consistency with the current period presentation. The reclassifications are limited to the condensed consolidated balance sheets and statements of cash flow and have no impact on the reported results of operations.

Revenue Recognition

The Company derives revenue from sales of the Company’s devices and services related to maintaining and repairing the devices as part of a service contract or on an ad-hoc basis without a service contract.

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

The components of disaggregated revenue for the three months ended March 31, 2024 and 2023 were as follows:

	For the Three Months Ended
	March 31,
(in thousands)	2024	2023
Product Revenue - recognized at a point in time	$9,493	$2,469
Service Revenue - recognized at a point in time	371	341
Service Revenue - recognized over time	799	604
Total Revenue	$10,663	$3,414

The Company operates in a highly regulated environment, primarily in the U.S. dermatology market, in which state regulatory approval is sometimes required prior to the customer being able to use the product. In cases where such regulatory approval is pending, revenue is deferred until such time as regulatory approval is obtained.

Deferred revenue activity as of March 31, 2024 was as follows:

(in thousands)	Product	Service	Total
December 31, 2023	$36	$681	$717
Revenue recognized	-	(799)	(799)
Amounts invoiced	315	755	1,070
March 31, 2024	$351	$637	$988

The Company does not disclose information about remaining performance obligations of deposits for products that have original expected durations of one year or less. Estimated service revenue to be recognized in the future related to the performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2024 is as follows:

Year	Service Revenue
2024 (April 1 - December 31, 2024)	$560
2025	57
2026	20
Total	$637

For the three months ended March 31, 2024 and 2023, the Company paid commissions for certain equipment sales. Because the recovery of commissions is expected to occur from product revenue within one year, the Company charges commissions to expense as incurred.

Shipping and handling costs are expensed as incurred and are included in cost of sales.

Concentration

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable.

One customer in the U.S. accounted for approximately 71% and 60% of revenue for the three months ended March 31, 2024 and 2023, respectively, and 86% and 85% of the accounts receivable as of March 31, 2024 and December 31, 2023, respectively.

Segment and Geographical Information

The following table illustrates total revenue for the three months ended March 31, 2024 and 2023 by country.

	For the Three Months Ended
	March 31,
(in thousands)	2024		2023
United States	$10,479	98%	$3,274	96%
China	155	2%	130	4%
Other	29	0%	10	0%
Total Revenue	$10,663	100%	$3,414	100%

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

Accounts Receivable

The Company does business and extends credit based on an evaluation of each customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company estimates future credit losses based on the age of customer receivable balances, collection history and forecasted economic trends. Future collections can be significantly different from historical collection trends or current estimates. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The allowance for expected credit losses was $0 as of both March 31, 2024 and December 31, 2023. No credit loss expense was incurred for the three months ended March 31, 2024 or 2023.

Inventories

Inventories consist of finished product and components and are stated at the lower of cost and net realizable value, determined using the first-in-first-out method.

Earnings Per Share

Basic net income (loss) per share is calculated by dividing the net income by the weighted-average number of common shares outstanding for the period using the treasury stock method for options, restricted stocks and warrants. Diluted net income (loss) per share is computed by giving effect to all potential dilutive common share equivalents outstanding for the period.

The factors used in the net income (loss) per share computation are as follows:

	For the Three Months Ended
	March 31,
(in thousands)	2024	2023
Basic
Net income (loss)	$2,274	$(1,894)
Weighted average number of shares used in computing net income (loss) per share – basic	16,295	16,245
Net income (loss) per share - basic	$0.14	$(0.12)
Diluted
Net income (loss)	$2,274	$(1,894)
Weighted average number of shares used in computing net income (loss) per share – basic	16,295	16,245
Dilutive effects of:
Restricted stock awards	23	-
Weighted average number of shares used in computing net income (loss) per share – diluted	16,318	16,245
Net income (loss) per share - diluted	$0.14	$(0.12)

The shares listed below were not included in the computation of diluted net income (loss) per share because to do so would have been antidilutive for the periods presented:
Restricted stock awards	53,250	54,122
Stock options	89,550	20,933

Diluted net income per share for the three months ended March 31, 2024 includes the dilutive effect of restricted stock awards that were issued in July 2021 and January 2024 to our directors, officers, and employees. Diluted weighted average common shares outstanding for the three months ended March 31, 2024 excludes stock options whose exercise prices were higher than the average price of our shares of common stock during the period. Diluted weighted average common shares outstanding for the three months ended March 31, 2024 also excludes the 53,250 shares issued under restricted stock awards in December 2022 to employees, as the average price of our shares of common stock during the three months ended March 31, 2024 was less than average unrecognized compensation expense. Diluted net loss per share for the three months ended March 31, 2023 excludes the dilutive effect of stock options and restricted stock awards as they are antidilutive during a period of net loss. The assumed proceeds of stock options and the restricted stock awards for the treasury stock method is the sum of proceeds from exercise and the average amount of unrecognized compensation expense.

Leases

The Company evaluates arrangements at inception to determine if an arrangement is or contains a lease. Operating lease assets represent the Company’s right to control an underlying asset for the lease term, and operating lease liability represents the Company’s obligation to make lease payments arising from the lease. Control of an underlying asset is conveyed to the Company if the Company obtains the rights to direct the use of and to obtain substantially all of the economic benefits from using the underlying asset. Operating lease assets and liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company uses an incremental borrowing rate that the Company would expect to incur for a fully collateralized loan over a similar term under similar economic conditions to determine the present value of the lease payments. The Company has lease agreements which include lease and non-lease components, which the Company has elected to account for as a single lease component for all classes of underlying assets.

The lease payments used to determine the Company’s operating lease assets may include lease incentives, and stated rent increases are recognized in the Company’s operating lease assets in the Company’s condensed consolidated balance sheets. Operating lease assets are amortized to rent expense over the lease term and included in operating expenses in the condensed consolidated statements of income.

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

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standard Board (“FASB”) issued ASU 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, to provide temporary optional expedients and exceptions to U.S. GAAP guidance on contract modifications to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate, or LIBOR, to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. The guidance was originally effective as of March 12, 2020 through December 31, 2022 and interim periods within those fiscal years. In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 which was issued to defer the sunset date of Topic 848 to December 31, 2024. These updates are not expected to have a significant impact on the Company’s condensed consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to enhance disclosures about significant segment expenses for public entities reporting segment information under ASC Topic 280. The amendments require public entities to disclose significant expense categories for each reportable segment, other segment items, the title and position of the chief operating decision-maker, and interim disclosures of certain segment-related information previously required only on an annual basis. The amendments clarify that entities reporting single segments must disclose both the new and existing segment disclosures under Topic 280, and a public entity is permitted to disclose multiple measures of segment profit or loss if certain criteria are met. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance transparency into income tax disclosures. The amendments require annual disclosure of certain information relating to the rate reconciliation, income taxes paid by jurisdiction, income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign jurisdictions, income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign jurisdictions. The amendments also eliminate certain requirements relating to unrecognized tax benefits and certain deferred tax disclosure relating to subsidiaries and corporate joint ventures. The ASU is effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements and related disclosures.

In March 2024, the FASB issued ASU 2024-01, Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, to clarify how an entity determines whether a profits interest or similar award is within the scope of Topic 718 or is not a share-based payment arrangement and therefore within the scope of other guidance. ASU 2024-01 provides an illustrative example with multiple fact patterns and also amends certain language in the “Scope” and “Scope Exceptions” sections of Topic 718 to improve its clarity and operability without changing the guidance. The ASU is effective for fiscal years beginning after December 15, 2024, and interim periods within those annual periods. Early adoption is permitted. These updates are not expected to have a significant impact on the Company’s condensed consolidated financial statements.

Note 2 — Property and Equipment

Property and equipment consist of the following:

(in thousands)	As of March 31, 2024	As of December 31, 2023	Estimated Useful Lives

Operations equipment	$1,253	$1,018	3 years
Tradeshow and demo equipment	1,182	1,184	3 years
Computer equipment	147	145	3 years
Subtotal	2,582	2,347
Less accumulated depreciation	(1,949)	(1,883)
Property and Equipment, Net	$633	$464

Depreciation expense was approximately $70 thousand and $48 thousand for the three ended March 31, 2024 and 2023, respectively.

Note 3 — DEBT

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

On September 11, 2023, the Company entered into a new revolving credit facility (the “Credit Facility”) with Comerica Bank (“Comerica”), replacing the prior facility with SVB, that provides for maximum borrowings of $10 million. The Credit Facility may be terminated by the Company or Comerica at any time without penalty. At March 31, 2024, the available borrowings under this facility were $10 million. Any borrowings bear interest at the Secured Overnight Financing Rate plus 2.50% (or 7.84% at March 31, 2024) and would be due upon demand by Comerica. The Credit Facility is secured by all of the Company’s assets. The Credit Facility contains a financial covenant requiring that the Company maintain unencumbered liquid assets having a minimum value of $3,500,000 in a Comerica account.

The Company was in compliance with its financial covenants under the respective facilities as of March 31, 2024 and December 31, 2023. There were no borrowings outstanding under either facility at March 31, 2024 and December 31, 2023.

Note 4 — Product Warranties

Changes in product warranty liability were as follows for the three months ended March 31, 2024:

(in thousands)
Balance, December 31, 2023	$538
Warranties accrued during the period	150
Payments on warranty claims	(94)
Balance, March 31, 2024	$594

Note 5 — Leases

Operating Lease Agreements

The Company leases its headquarters office from an unrelated third party under a lease expiring in September 2027. The amortization of the right of use lease asset was $48 thousand for the three months ended March 31, 2024 and 2023.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of March 31, 2024.

Maturity of Operating Lease Liabilities	Amount
2024 (April 1 - December 31, 2024)	$167
2025	229
2026	236
2027	181
Total undiscounted operating leases payments	$813
Less: Imputed interest	(69)
Present Value of Operating Lease Liabilities	$744

Other Information
Weighted-average remaining lease term	3.5 years
Weighted-average discount rate	5%

Cash paid for amounts included in the measurement of operating lease liability was $38 thousand and $46 thousand for the three months ended March 31, 2024 and 2023, respectively, and is included in cash flows from operating activities in the accompanying condensed consolidated statement of cash flows.

Operating lease cost recognized as expense was $57 thousand and $60 thousand for the three months ended March 31, 2024 and 2023, respectively. The financing component for operating lease liability represents the effect of discounting the operating lease payments to their present value.

Note 6 — Commitments and Contingencies

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

The Company pays this manufacturer for finished goods in advance of the inventory being received. The Company paid this manufacturer approximately $5.7 million and $6.5 million for finished goods for the three months ended March 31, 2024 and 2023, respectively. Approximately $5.0 million and $3.2 million of finished goods was received from this manufacturer for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, a prepayment related to these finished goods of approximately $3.7 million and $3.0 million, respectively, was presented in prepaid inventory in the accompanying condensed consolidated balance sheets.

Legal contingencies

The Company is party to certain legal proceedings in the ordinary course of business. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and related contingencies.

In 2015, the Company learned that the Department of Justice (the “Department”) had commenced an investigation of the billing to Medicare by a physician who had treated patients with the Company’s SRT-100. The Department subsequently advised the Company that it was considering expanding the investigation to determine whether the Company had any involvements in physician’s use of certain reimbursements codes. The Company has received two Civil Investigative Demands from the Department seeking documents and written responses in connection with its investigation. The Company has fully cooperated with the Department. The Company disputes that it has engaged in any wrongdoing with respect to such reimbursement claims; among other considerations, the Company does not submit claims for reimbursement or provide coding or billing advice to physicians. To the Company’s knowledge, the Department has made no determination as to whether the Company engaged in any wrongdoing, or whether to pursue any legal action against the Company. Should the Department decide to pursue legal action, the Company believes it has strong and meritorious defenses and will vigorously defend itself. As of March 31, 2024, the Company was unable to estimate the cost associated with this matter.

Note 7 — Stockholders’ Equity

Preferred Stock

The Company has authorized 5 million shares of preferred stock. No shares of preferred stock were issued or outstanding at March 31, 2024 or December 31, 2023.

Treasury stock

Treasury stock includes shares surrendered by employees for tax withholding on the vesting of restricted stock awards and shares repurchased in open market transactions. 0 and 4,487 shares were surrendered by employees for tax withholding for the three months ended March 31, 2024 and 2023, respectively. During three months ended March 31, 2024 and 2023, the Company did not repurchase any shares in open market transactions.

Note 8 — Equity-based Compensation

2016 and 2017 Equity Incentive Plans

The Company’s 2016 Equity Incentive Plan and the 2017 Incentive Plan, as amended in June 2023 (collectively, the “Plans”), provide for the issuance of up to 397,473 shares and 750,000 shares, respectively. In addition, unless the Compensation Committee specifically determines otherwise, the maximum number of shares available under the Plans and the awards granted under the Plans will be subject to appropriate adjustment in the case of any stock dividends, stock splits, recapitalizations, reorganizations, mergers, consolidations, exchanges or other changes in capitalization affecting the Company’s common stock. The awards may be made in the form of restricted stock awards or stock options, among other things. As of March 31, 2024 and December 31, 2023, 294,473 and 312,973 shares were available to be granted under the Plans, respectively.

On February 1, 2020, a total of 35,000 shares of restricted stock were issued to employees. The restricted shares vest 25% per year over a four-year period. The grant date fair value of $4.11 per share is being recognized as expense on a straight-line basis over the vesting period. During the three months ended March 31, 2024, 2,500 shares of common stock vested. As of March 31, 2024, the shares issued on February 1, 2020 were fully vested.

On July 21, 2021, a total of 130,000 shares of restricted stock were issued to employees and board members. The restricted shares vest 25% at grant date and 25% per year over a three-year period. The grant date fair value of $3.84 per share is being recognized as expense on a straight-line basis over the vesting period. During the three months ended March 31, 2024, the restricted shares were not vested.

On December 19, 2022, a total of 77,000 shares of restricted stock were issued to employees. The restricted shares vest 25% per year over a four-year period. The fair value of $6.40 per share, the stock price on grant date, is being recognized as expense on a straight-line basis over the vesting period. During the three months ended March 31, 2024, 1,500 shares of unvested common stock were forfeited due to the termination of two employees.

On January 26, 2023, 10,000 shares of common stock were issued to an employee and were recorded at the fair value of $8.96 per share, the stock price on the grant date. The shares were fully vested on the grant date.

On January 11, 2024, 20,000 shares of common stock with a fair value of $2.65 per share, the stock price on the grant date, were issued to an employee. 10,000 of the shares were vested and the expense related to these shares was recognized on the grant date. The remaining 10,000 shares are scheduled to cliff vest in January 2025. The grant date fair value of $2.65 per share is being recognized as expense on a straight-line basis over the vesting period. The grant date fair value is being recognized as expense on a straight-line basis over the vesting period.

Restricted Stock

Restricted stock activity for the three months ended March 31, 2024 is summarized below:

Outstanding at	Restricted Stock	Weighted- Average Grant Date Fair Value
December 31, 2023	89,750	$5.41
Granted	20,000	2.65
Vested	(12,500)	2.94
Forfeited	(1,500)	$6.40
March 31, 2024	95,750	$5.14

The Company recognizes forfeitures as they occur. The reduction of stock compensation expense related to the forfeitures was $1 thousand and $18 thousand for the three months ended March 31, 2024 and 2023, respectively.

Stock compensation expense related to restricted stock, excluding the recognition of forfeitures, was $92 thousand and $161 thousand for the three months ended March 31, 2024 and 2023, respectively.

Unrecognized stock compensation expense was approximately $358 thousand as of March 31, 2024, which will be recognized over a weighted-average period of 2.3 years.

Stock Options

Stock options expire 10 years after the grant date. Options that have been granted are exercisable and vest based on the terms of the related agreements.

The following table summarizes the Company’s stock options activity:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)

Outstanding - December 31, 2023	89,550	$5.55	4.08
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding - March 31, 2024	89,550	$5.55	3.83
Exercisable – March 31, 2024	89,550	$5.55	3.83

Stock compensation expense related to stock options was $0 for the three months ended March 31, 2024 and 2023. The stock options outstanding had an intrinsic value of $0 as of March 31, 2024 and December 31, 2023.

Note 9 — Income Taxes

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

As of March 31, 2024 and 2023, management determined there continues to be sufficient positive evidence that it is more likely than not that the net deferred tax asset (other than foreign net operation losses) is realizable.

Income tax (benefit) expense was $827 thousand and ($802) thousand for the three months ended March 31, 2024 and 2023, respectively.

The effective tax rates for the three months ended March 31, 2024 and 2023 were 26.7% and 29.7%, respectively. The decrease in the effective tax rate for the three months ended March 31, 2024 compared to the prior year period was primarily due to an increase in the estimated tax credits that are expected to be generated and utilized.

The effective tax rate differs from the U.S. federal statutory rate for the three months ended March 31, 2024, primarily due to nondeductible expenses, the favorable impact of tax credits and state income taxes. The effective tax rate differs from the U.S. federal statutory rate for the three months ended March 31, 2023, primarily due to state income taxes.

As of March 31, 2024, the Company’s U.S. federal and certain state tax returns remain subject to examination, beginning with those filed for the year ended December 31, 2017.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the information set forth within the financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and with our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2023 Annual Report.

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

Results of Operations

	For the Three Months Ended March 31,
(in thousands, except shares and per share data)	2024	2023

Revenues	$10,663	$3,414
Cost of sales	4,001	1,792
Gross profit	6,662	1,622
Operating expenses
Selling and marketing	1,270	2,099
General and administrative	1,579	1,364
Research and development	926	1,098
Total operating expenses	3,775	4,561
Income (loss) from operations	2,887	(2,939)
Other income:
Interest income	214	243
Other income, net	214	243
Income (loss) before income tax	3,101	(2,696)
Provision for income taxes	827	(802)
Net income (loss)	$2,274	$(1,894)

Three months ended March 31, 2024 compared to the three months ended March 31, 2023

Revenues. Revenues were $10.7 million for the three months ended March 31, 2024 compared to $3.4 million for the three months ended March 31, 2023, an increase of $7.3 million, or 214.7%. The increase was primarily driven by a higher number of units sold to a large customer in the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Cost of sales. Cost of sales was $4.0 million for the three months ended March 31, 2024 compared to $1.8 million for the three months ended March 31, 2023, an increase of $2.2 million, or 122.2%. The increase in cost of sales was primarily related to a higher number of units sold in the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Gross profit. Gross profit was $6.7 million for the three months ended March 31, 2024 compared to $1.6 million for the three months ended March 31, 2023, an increase of $5.1 million, or 318.8%. Our overall gross profit percentage was 62.5% in the three months ended March 31, 2024 compared to 47.5% in the corresponding period in 2023. The increase in gross profit was primarily driven by a higher number of units sold in the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Selling and marketing. Selling and marketing expense was $1.3 million for the three months ended March 31, 2024 compared to $2.1 million for the three months ended March 31, 2023, a decrease of $0.8 million, or 38.1%. The decrease was primarily attributable to the decrease in marketing agency expense, lower headcount and decrease in tradeshow costs.

General and administrative. General and administrative expense was $1.6 million for the three months ended March 31, 2024 compared to $1.4 million for the three months ended March 31, 2023, an increase of $0.2 million, or 14.3%. The net increase in general and administrative expense was primarily due to higher professional fees and compensation.

Research and development. Research and development expense was $0.9 million for the three months ended March 31, 2024 compared to $1.1 million for the three months ended March 31, 2023, a decrease of $0.2 million, or 18.2%. The decrease was primarily due to a decrease in expenses related to a project to develop a drug delivery system for aesthetic use as most of the development phase was completed in 2023.

Other income. Other income of $0.2 million for the three months ended March 31, 2024 and 2023 relate primarily to interest income.

Financial Condition

The following discussion summarizes significant changes in assets and liabilities. Please see the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023 contained in Part I, Item 1 of this filing.

Assets

Cash and cash equivalents at March 31, 2024 decreased $8.4 million from December 31, 2023. See Cash Flows for details on the change in cash and cash equivalents during the three months ended March 31, 2024.

Accounts receivable at March 31, 2024 increased $9.0 million from December 31, 2023, primarily due to the increase in sales and extension of payment terms.

Inventories at March 31, 2024 increased $2.9 million from December 31, 2023, primarily due to an increase in completion of finished goods, partially offset by shipments of units sold.

Prepaid inventory at March 31, 2024 increased $0.7 million from December 31, 2023, primarily due to increase in amount of inventory deposits paid to a manufacturer.

Liabilities

There were no borrowings under our revolving lines of credit at March 31, 2024 or December 31, 2023.

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

Cash flows

The following table provides a summary of cash flows for the periods indicated:

	For the Three Months Ended March 31
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$(8,187)	$(5,997)
Investing activities	(233)	(189)
Financing activities	-	6
Total	$(8,420)	$(6,180)

Net cash used in operating activities was approximately $8.2 million for the three months ended March 31, 2024, consisting of net income of approximately $2.3 million and non-cash charges of approximately $1.1 million, offset by an increase in net operating assets of $11.6 million. Cash flows provided by operating activities primarily include the receipt of revenues offset by the payment of operating expenses incurred in the normal course of business. Non-cash items consisted of deferred income taxes, stock-based compensation expense, provision for product warranties, amortization of right-of-use asset and depreciation and amortization of property and equipment. Net cash used in operating activities was approximately $6.0 million for the three months ended March 31, 2023, consisting of net loss of approximately $1.9 million, an increase in net operating liabilities of $3.7 million and non-cash charges of approximately $0.4 million. Cash flows provided by operating activities primarily include the receipt of revenues offset by the payment of operating expenses incurred in the normal course of business. Non-cash items consisted of deferred income taxes, stock-based compensation expense, provision for product warranties and depreciation and amortization.

Net cash used in investing activities for the three months ended March 31, 2024 reflected $0.2 million of purchases of property and equipment. Net cash used in investing activities for the three months ended March 31, 2023 reflected $0.2 million of purchases of property and equipment.

No cash was provided by or used in financing activities for the three months ended March 31, 2024. Net cash used in financing activities for the three months ended March 31, 2023 primarily reflected $46 thousand of exercised stock options, offset by $40 thousand of withholding taxes on stock-based compensation.

Inflation

During the first quarter of 2024, we continued to experience some increase in commodity and shipping prices and energy and labor costs which resulted in inflationary pressures across various parts of our business and operations, including on our customers, partners, and suppliers. We continue to monitor the impact of inflation and we are taking actions, such as ordering inventory in advance, to minimize its effects on our product cost and sales.

Indebtedness

As discussed in Note 3, Debt, to the financial statements, in September 2023, the Company entered into the new Credit Facility with Comerica, replacing the Company’s prior facility with SVB. Additional information regarding the Credit Facility, including the amounts that may be borrowed under the Credit Facility and the covenants and other terms included in the Credit Facility, is included in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 14, 2023.

Contractual Obligations and Commitments

Please see Note 6, Commitments and Contingencies, to the condensed consolidated financial statements.

Critical Accounting Policies and Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. Management has identified certain accounting policies as critical to understanding the financial condition and results of operations. For a detailed discussion on the application of these and other accounting policies, see the Note 1, Organization and Summary of Significant Accounting Policies to the consolidated financial statements included in the 2023 Annual Report for further information.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

As of March 31, 2024, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of March 31, 2024, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2023 Annual Report, as updated in our subsequent quarterly reports. The risks described in our 2023 Annual Report and our subsequent quarterly reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities

There were no unregistered sales of securities during the three months ended March 31, 2024.

(b)	Use of Proceeds from the Sale of Registered Securities

None.

(c)	Purchases of Equity Securities by the Registrant and Affiliated Purchasers.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

(c) Rule 10b5-1 Trading Plans

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K. None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Joseph C. Sardano, Chairman and Chief Executive Officer of Sensus Healthcare, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Javier Rampolla, Chief Financial Officer of Sensus Healthcare, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Joseph C. Sardano, Chairman and Chief Executive Officer of Sensus Healthcare, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Javier Rampolla, Chief Financial Officer of Sensus Healthcare, Inc., Pursuant to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104.*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2024	SENSUS HEALTHCARE, INC.

/s/ Joseph C. Sardano
Joseph C. Sardano
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2024	/s/ Javier Rampolla
Javier Rampolla
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)