Form 10-Q
period 2024-06-30
Sensus Healthcare, Inc.
filed 2024-08-13
CIK 1494891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________

Commission File Number: 001-37714

Sensus Healthcare, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-1647271
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

851 Broken Sound Pkwy., NW #215, Boca Raton, FL	33487
(Address of principal executive office)	(Zip Code)

(561) 922-5808

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	SRTS	The NASDAQ Stock Market, LLC

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

As of August 6, 2024, there were 16,389,051 shares of the registrant’s common stock outstanding.

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

Forward-looking statements involve risks and uncertainties because they relate to events, developments, and circumstances relating to Sensus Healthcare, Inc., our industry, and/or general economic or other conditions that may or may not occur in the future or may occur on longer or shorter timelines or to a greater or lesser degree than anticipated. In addition, even if future events, developments and circumstances are consistent with the forward-looking statements contained in this report, they may not be predictive of results or developments in future periods. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, forward-looking statements are not guarantees of future performance, and our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from the forward-looking statements contained in this report as a result of the following factors, among others: the level and availability of government and/or third party payor reimbursement for clinical procedures using our products, and the willingness of healthcare providers to purchase our products if the level of reimbursement declines; concentration of our customers in the U.S. and China, including the concentration of sales to one particular customer in the U.S; the development by others of new products, treatments, or technologies that render our technology partially or wholly obsolete; the regulatory requirements applicable to us and our competitors; our ability to efficiently manage our manufacturing processes and costs; the risks arising from doing business in China and other foreign countries; legislation, regulation, or other governmental action that affects our products, taxes, international trade regulation, or other aspects of our business; the performance of the Company’s information technology systems and its ability to maintain data security; our ability to obtain and maintain the intellectual property needed to adequately protect our products, and our ability to avoid infringing or otherwise violating the intellectual property rights of third parties; and other risks described from time to time in our filings with the Securities and Exchange Commission.

To date, the Russian invasion of Ukraine, conditions in the Middle East, and other global geopolitical uncertainties have not had significant impacts on our business, but we continue to monitor developments and will address them in future disclosures, if applicable.

Any forward-looking statements that we make in this report speak only as of the date of such statement, and we undertake no obligation to update such statements to reflect events or circumstances after the date of this report, except as may be required by applicable law.

ii

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SENSUS HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and per share data)	As of June 30, 2024	As of December 31, 2023
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$18,972	$23,148
Accounts receivable, net	18,293	10,645
Inventories	12,769	11,861
Prepaid inventory	3,333	2,986
Other current assets	1,106	888
Total current assets	54,473	49,528
Property and equipment, net	712	464
Deferred tax asset	1,644	2,140
Operating lease right-of-use asset, net	679	774
Other noncurrent assets	655	804
Total assets	$58,163	$53,710

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$3,284	$2,793
Product warranties	517	538
Operating lease liability, current portion	195	187
Income tax payable	-	37
Deferred revenue, current portion	686	657
Total current liabilities	4,682	4,212
Operating lease liability	503	596
Deferred revenue, net of current portion	77	60
Total liabilities	5,262	4,868
Commitments and contingencies
Stockholders’ equity
Preferred stock, 5,000,000 shares authorized and none issued and outstanding	-	-
Common stock, $0.01 par value – 50,000,000 authorized; 16,927,845 issued and 16,394,921 outstanding at June 30, 2024; 16,907,095 issued and 16,374,171 outstanding at December 31, 2023	169	169
Additional paid-in capital	45,578	45,405
Treasury stock, 532,924 shares at cost, at June 30, 2024 and December 31, 2023	(3,519)	(3,519)
Retained earnings	10,673	6,787
Total stockholders’ equity	52,901	48,842
Total liabilities and stockholders’ equity	$58,163	$53,710

See accompanying notes to the condensed consolidated financial statements (unaudited).

SENSUS HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except shares and per share data)	2024	2023	2024	2023

Revenues	$9,239	$4,527	$19,902	$7,941
Cost of sales	3,816	1,908	7,817	3,700
Gross profit	5,423	2,619	12,085	4,241
Operating expenses
Selling and marketing	996	1,595	2,266	3,693
General and administrative	1,579	1,329	3,158	2,693
Research and development	866	822	1,792	1,920
Total operating expenses	3,441	3,746	7,216	8,306
Income (loss) from operations	1,982	(1,127)	4,869	(4,065)
Other income:
Interest income, net	209	245	423	488
Other income, net	209	245	423	488
Income (loss) before income tax	2,191	(882)	5,292	(3,577)
Provision for (benefit from) income taxes	579	(502)	1,406	(1,303)
Net income (loss)	$1,612	$(380)	$3,886	$(2,274)
Net income (loss) per share – basic	$0.10	$(0.02)	$0.24	$(0.14)
diluted	$0.10	$(0.02)	$0.24	$(0.14)
Weighted average number of shares used in
computing net income (loss) per share – basic	16,298,459	16,249,766	16,296,715	16,247,567
diluted	16,333,481	16,249,766	16,325,764	16,247,567

See accompanying notes to the condensed consolidated financial statements (unaudited).

SENSUS HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Retained
(in thousands, except shares)	Shares	Amount	Capital	Shares	Amount	Earnings	Total

December 31, 2022	16,902,761	$169	$45,031	(512,342)	$(3,433)	$6,302	$48,069
Stock-based compensation	10,000	-	161	-	-	-	161
Exercise of stock options	8,334	-	46	-	-	-	46
Forfeiture of restricted stock units	(7,500)	-	(18)	-	-	-	(18)
Surrender of shares for tax withholding on stock-based compensation	-	-	-	(4,487)	(40)	-	(40)
Net loss	-	-	-	-	-	(1,894)	(1,894)
March 31, 2023	16,913,595	$169	$45,220	(516,829)	$(3,473)	$4,408	$46,324
Stock-based compensation	-	-	67	-	-	-	67
Forfeiture of restricted stock units	(1,000)	-	(1)	-	-	-	(1)
Net loss	-	-	-	-	-	(380)	(380)
June 30, 2023	16,912,595	$169	$45,286	(516,829)	$(3,473)	$4,028	$46,010

December 31, 2023	16,907,095	$169	$45,405	(532,924)	$(3,519)	$6,787	$48,842
Stock-based compensation	20,000	-	92	-	-	-	92
Forfeiture of restricted stock units	(1,500)	-	(1)	-	-	-	(1)
Net income	-	-	-	-	-	2,274	2,274
March 31, 2024	16,925,595	$169	$45,496	(532,924)	$(3,519)	$9,061	$51,207
Stock-based compensation	-	-	66	-	-	-	66
Exercise of stock options	3,000	-	17	-	-	-	17
Forfeiture of restricted stock units	(750)	-	(1)	-	-	-	(1)
Net income	-	-	-	-	-	1,612	1,612
June 30, 2024	16,927,845	$169	$45,578	(532,924)	$(3,519)	$10,673	$52,901

See accompanying notes to the condensed consolidated financial statements (unaudited).

SENSUS HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
(in thousands)	2024	2023
Cash flows from operating activities
Net income (loss)	$3,886	$(2,274)
Adjustments to reconcile net income (loss) to net cash and cash equivalents used in operating activities:
Credit loss expense	42	5
Depreciation and amortization	101	156
Amortization of right-of-use asset	95	93
Provision for product warranties	186	281
Stock-based compensation	156	209
Deferred income taxes	496	(1,303)
Changes in operating assets and liabilities:
Accounts receivable	(7,690)	8,145
Inventories	(1,021)	(6,644)
Prepaid inventory	(347)	(429)
Other current assets	(218)	(709)
Other noncurrent assets	149	118
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	491	(1,580)
Operating lease liability	(85)	(104)
Income tax payable	(37)	(890)
Deferred revenue	46	(24)
Product warranties	(207)	(305)
Net cash used in operating activities	(3,957)	(5,255)
Cash flows from investing activities
Acquisition of property and equipment	(236)	(218)
Net cash used in investing activities	(236)	(218)
Cash flows from financing activities
Withholding taxes on stock-based compensation	-	(40)
Exercise of stock options	17	46
Net cash provided by financing activities	17	6
Net decrease in cash and cash equivalents	(4,176)	(5,467)
Cash and cash equivalents – beginning of period	23,148	25,520
Cash and cash equivalents – end of period	$18,972	$20,053
Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income tax paid	$935	$1,390
Supplemental schedule of noncash investing and financing transactions:
Transfer of inventory to property and equipment	$113	$14

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

In February 2024, the Company formed Sensus Healthcare Services, LLC, a wholly-owned subsidiary that provides operational healthcare services in the form of leased equipment, radiation oncology and physics oversight, including radiotherapy technologists for dermatology clinics.

Basis of Presentation and Principles of Consolidation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its subsidiaries. Accounts and transactions between condensed consolidated entities have been eliminated.

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by GAAP. In the opinion of management, all adjustments considered necessary for a fair statement of the results have been included. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any other period.

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

Reclassification of Prior Year Presentation

Certain prior period amounts have been reclassified for consistency with the current period presentation. The reclassifications are limited to the condensed consolidated statements of cash flow and have no impact on the reported results of operations.

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

Our service contracts include maintenance or repair service contracts for device purchases and personnel service contracts to assist the use and operation of leased-out equipment under lessor agreements.

The revenues from maintenance or repair service contracts are recognized over the service contract period on a straight-line basis. In the event that a customer does not sign a service contract, but requests maintenance or repair services after the warranty expires, the Company recognizes revenue when the service is rendered. There is no termination provision in the service contract or any penalties in practice for cancellation of the service contract.

The revenues from personnel service contracts are recognized in the period the work is performed, as the Company has elected the practical expedient to recognize revenue in the amount to which the entity has a right to invoice. The service contracts can be terminated by mutual written agreement.

The Company has determined that in practice no significant discount is given on service contracts when offered with the device purchase or equipment lease as compared to when sold on a stand-alone basis. The service level provided is identical whether the service contract is purchased on a stand-alone basis or together with the device purchase or equipment lease. The Company may also incur preparation cost to ensure the customer’s space meets the requirement and specifications for the operation of the equipment. The preparation cost is expensed as incurred.

The components of disaggregated revenue for the three and six months ended June 30, 2024 and 2023 were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Product Revenue - recognized at a point in time	$8,074	$3,524	$17,566	$5,993
Service Revenue - recognized at a point in time	367	306	739	647
Service Revenue - recognized over time	798	697	1,597	1,301
Total Revenue	$9,239	$4,527	$19,902	$7,941

The Company operates in a highly regulated environment, primarily in the U.S. dermatology market, in which state regulatory approval is sometimes required prior to the customer being able to use the product. In cases where such regulatory approval is pending, revenue is deferred until such time as regulatory approval is obtained.

Deferred revenue activity as of June 30, 2024 was as follows:

(in thousands)	Product	Service	Total
December 31, 2023	$36	$681	$717
Revenue recognized	(270)	(1,597)	(1,867)
Amounts invoiced	332	1,581	1,913
June 30, 2024	$98	$665	$763

Remaining performance obligations of deposits for products have original expected durations of one year or less. Estimated service revenue to be recognized in the future related to the performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2024 is as follows:

Year	Service Revenue
2024 (July 1 - December 31, 2024)	$439
2025	172
2026	44
2027	10
Total	$665

For the six months ended June 30, 2024 and 2023, the Company paid commissions for certain equipment sales. Because the recovery of commissions is expected to occur from product revenue within one year, the Company charges commissions to expense as incurred.

In addition, the Company incurs commissions associated with equipment lease agreements, which are accounted as initial direct costs and recorded in other noncurrent assets in the condensed consolidated balance sheets. The commission is capitalized at the commencement of the lease and recognized as an expense in selling and marketing expenses over the lease term.

Shipping and handling costs are expensed as incurred and are included in cost of sales.

Concentration

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable.

One customer in the U.S. accounted for 83% and 46% of revenue for the three months ended June 30, 2024 and 2023, respectively, 77% and 52% of revenue for the six months ended June 30, 2024 and 2023, respectively, and 92% and 85% of the accounts receivable as of June 30, 2024 and December 31, 2023, respectively.

Geographical Information

The following table illustrates total revenue for the three and six months ended June 30, 2024 and 2023 by country.

	For the Three Months Ended
	June 30,
(in thousands)	2024		2023
United States	$8,667	94%	$3,892	86%
China	572	6%	300	7%
Guatemala	-	0%	190	4%
Ireland	-	0%	135	3%
Other	-	0%	10	0%
Total Revenue	$9,239	100%	$4,527	100%

	For the Six Months Ended
	June 30,
(in thousands)	2024		2023
United States	$19,146	96%	$7,166	90%
China	727	4%	430	5%
Guatemala	-	0%	190	2%
Ireland	-	0%	135	2%
Other	29	0%	20	0%
Total Revenue	$19,902	100%	$7,941	100%

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

Accounts Receivable

The Company does business and extends credit based on an evaluation of each customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company estimates future credit losses based on the age of customer receivable balances, collection history and forecasted economic trends. Future collections can be significantly different from historical collection trends or current estimates. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The allowance for expected credit losses was $42 thousand and $0 as of June 30, 2024 and December 31, 2023, respectively. Credit loss expense was $42 thousand and $5 thousand for the three months ended June, 2024 and 2023, respectively, and $42 thousand and $5 thousand for the six months ended June, 2024 and 2023, respectively.

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

The factors used in the net income (loss) per share computation are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Basic
Net income (loss)	$1,612	$(380)	$3,886	$(2,274)
Weighted average number of shares used in computing net income (loss) per share – basic	16,298	16,250	16,297	16,248
Net income (loss) per share - basic	$0.10	$(0.02)	$0.24	$(0.14)
Diluted
Net income (loss)	$1,612	$(380)	$3,886	$(2,274)
Weighted average number of shares used in computing net income (loss) per share – basic	16,298	16,250	16,297	16,248
Dilutive effects of:
Restricted stock awards	35	-	29	-
Weighted average number of shares used in computing net income (loss) per share – diluted	16,333	16,250	16,326	16,248
Net income (loss) per share - diluted	$0.10	$(0.02)	$0.24	$(0.14)

The shares listed below were not included in the computation of diluted net income (loss)
per share because to do so would have been antidilutive for the periods presented:
Restricted stock awards	52,500	146,000	52,500	146,000
Stock options	86,550	89,550	86,550	89,550

Diluted net income per share for the three and six months ended June 30, 2024 includes the dilutive effect of restricted stock awards that were issued in July 2021 and January 2024 to our directors, officers, and employees. Diluted weighted average common shares outstanding for the three and six months ended June 30, 2024 excludes stock options whose exercise prices were higher than the average price of our shares of common stock during the period. Diluted weighted average common shares outstanding for the three and six months ended June 30, 2024 also excludes the 52,500 shares issued under restricted stock awards in December 2022 to employees, as the average price of our shares of common stock during the three and six months ended June 30, 2024 was less than average unrecognized compensation expense. Diluted net loss per share for the three and six months ended June 30, 2023 excludes the dilutive effect of stock options and restricted stock awards as they are antidilutive during a period of net loss. The assumed proceeds of stock options and the restricted stock awards for the treasury stock method is the sum of proceeds from exercise and the average amount of unrecognized compensation expense.

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

For leases in which the Company is the lessor, the Company identifies the lease and non-lease components and allocates the contract consideration to the different components on a relative standalone selling price basis at lease inception. The Company uses a residual approach for the components when the standalone selling price is not directly observable or those for which the Company has not established a price.

The Company elects the practical expedient to combine lease and non-lease components when the components qualify to be combined. Continuous supporting services are the primary non-lease components and are not predominant. As a result, the combined components are accounted for as a lease under ASC 842, Leases. The revenues from non-lease components that are not qualified to be combined are recognized when the services are rendered under ASC 606, Revenue from Contracts with Customers. The revenues from non-lease components were $50 thousand for the three and six months ended June 30, 2024.

For operating leases where the Company is the lessor, the Company recognizes the underlying assets and depreciates them over the estimated useful life which is based upon to estimate the residual value expected at the end of the lease term. Lease income is recognized on a straight-line basis over the lease term. Leasing revenue is not recognized when collection of all contractual rents over the term of the agreement is not probable. When collection is not probable, the Company limits the lease revenue to the lesser of the revenue recognized on a straight-line basis or cash basis. The lease income is included in revenues in the condensed consolidated statements of income (loss).

Variable lease payments associated with the leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed occurs. Variable lease payments are presented within revenues in the condensed consolidated statements of income (loss).

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

Note 2 — Property and Equipment

Property and equipment consist of the following:

(in thousands)	As of June 30, 2024	As of December 31, 2023	Estimated Useful Lives
Operations equipment	$1,129	$1,018	3-10 years
Tradeshow and demo equipment	1,181	1,184	3 years
Computer equipment	148	145	3 years
Subtotal	2,458	2,347
Construction in progress	228	-
Less accumulated depreciation	(1,974)	(1,883)
Property and Equipment, Net	$712	$464

Depreciation expense was $31 thousand and $59 thousand for the three months ended June 30, 2024 and 2023, respectively, and $101 thousand and $107 thousand for the six months ended June 30, 2024 and 2023, respectively.

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

On September 11, 2023, the Company entered into a new revolving credit facility (the “Credit Facility”) with Comerica Bank (“Comerica”), replacing the prior facility with SVB, that provides for maximum borrowings of $10 million. The Credit Facility may be terminated by the Company or Comerica at any time without penalty. At June 30, 2024, the available borrowings under this facility were $10 million. Any borrowings bear interest at the Secured Overnight Financing Rate plus 2.50% (or 7.83% at June 30, 2024) and would be due upon demand by Comerica. The Credit Facility is secured by all of the Company’s assets. The Credit Facility contains a financial covenant requiring that the Company maintain unencumbered liquid assets having a minimum value of $3,500,000 in a Comerica account.

The Company was in compliance with its financial covenants under the respective facilities as of June 30, 2024 and December 31, 2023. There were no borrowings outstanding under either facility at June 30, 2024 and December 31, 2023.

Note 4 — Product Warranties

Changes in product warranty liability were as follows for the six months ended June 30, 2024:

(in thousands)
Balance, December 31, 2023	$538
Warranties accrued during the period	186
Payments on warranty claims	(207)
Balance, June 30, 2024	$517

Note 5 — Leases

Operating Lease Agreements

The Company leases its headquarters office from an unrelated third party under a lease expiring in September 2027. The amortization of the right of use lease asset was $48 thousand and $46 thousand for the three months ended June 30, 2024 and 2023, respectively, and $95 thousand and $90 thousand for the six months ended June 30, 2024 and 2023, respectively.

Future minimum lease payments under the Company’s non-cancellable leases as of June 30, 2024 are as follows:

Maturity of Operating Lease Liability	Amount
2024 (July 1 - December 31, 2024)	$112
2025	229
2026	236
2027	181
Total undiscounted operating leases payments	$758
Less: Imputed interest	(60)
Present Value of Operating Lease Liability	$698
Operating lease liability, current portion	$195
Operating lease liability, net of current portion	$503

Other Information
Weighted-average remaining lease term	3.25 years
Weighted-average discount rate	5%

Cash paid for amounts included in the measurement of operating lease liability was $85 thousand and $104 thousand for the six months ended June 30, 2024 and 2023, respectively, and is included in cash flows from operating activities in the accompanying condensed consolidated statement of cash flows.

Operating lease cost recognized as expense was $57 thousand for the three months ended June 30, 2024 and 2023, and $114 thousand for the six months ended June 30, 2024 and 2023. The financing component for operating lease liability represents the effect of discounting the operating lease payments to their present value.

Lessor Accounting

Beginning in the quarter ended June 30, 2024, the Company, through its subsidiary, Sensus Healthcare Services, LLC, leases superficial radiotherapy equipment to dermatology clinics. The leases generally have initial lease terms of sixty months and automatically renew for a one-year period upon the expiration of the initial lease terms. Payments due under the leases may be fixed or variable payments.

The component of lease income for the three and six months ended June 30, 2024 is as follows:

(in thousands)	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Lease income - operating leases	$41	$41

The future minimum fixed lease payments to be received under the lease agreements as of June 30, 2024 are as follows:

(in thousands)	Amount
2024 (July 1 - December 31, 2024)	$128
2025	256
2026	256
2027	256
2028	256
Thereafter	343
Total	$1,495

Note 6 – Commitments and Contingencies

Manufacturing Agreement

The Company has a contract manufacturing agreement with an unrelated third party for the production and manufacture of the SRT-100 (and subsequently the SRT-100 Vision and the SRT-100+), in accordance with the Company’s product specifications. The agreement renews for successive one-year periods unless either party notifies the other party in writing, at least sixty days prior to the anniversary date of the agreement, that it will not renew the agreement. The Company or the manufacturer may terminate the agreement upon ninety days’ prior written notice.

The Company pays this manufacturer for finished goods in advance of the inventory being received. The Company paid this manufacturer $0 million and $1.2 million for finished goods for the three months ended June 30, 2024 and 2023, respectively, and $5.7 million and $7.9 million for the six months ended June 30, 2024 and 2023, respectively. Finished goods of $0.3 million and $4.5 million were received from this manufacturer for the three months ended June 30, 2024 and 2023, respectively, and $5.2 million and $7.7 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, a prepayment related to these finished goods of $3.3 million and $3.0 million, respectively, was presented in prepaid inventory in the accompanying condensed consolidated balance sheets.

Legal contingencies

The Company is party to certain legal proceedings in the ordinary course of business. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and related contingencies.

In 2015, the Company learned that the Department of Justice (the “Department”) had commenced an investigation of the billing to Medicare by a physician who had treated patients with the Company’s SRT-100. The Department subsequently advised the Company that it was considering expanding the investigation to determine whether the Company had any involvements in physician’s use of certain reimbursements codes. The Company has received two Civil Investigative Demands from the Department seeking documents and written responses in connection with its investigation. The Company has fully cooperated with the Department. The Company disputes that it has engaged in any wrongdoing with respect to such reimbursement claims; among other considerations, the Company does not submit claims for reimbursement or provide coding or billing advice to physicians. To the Company’s knowledge, the Department has made no determination as to whether the Company engaged in any wrongdoing, or whether to pursue any legal action against the Company. Should the Department decide to pursue legal action, the Company believes it has strong and meritorious defenses and will vigorously defend itself. As of June 30, 2024, the Company was unable to estimate the cost associated with this matter.

Note 7 — Stockholders’ Equity

Preferred Stock

The Company has authorized 5 million shares of preferred stock. No shares of preferred stock were issued or outstanding at June 30, 2024 or December 31, 2023.

Treasury stock

Treasury stock includes shares surrendered by employees for tax withholding on the vesting of restricted stock awards and shares repurchased in open market transactions. No shares were surrendered by employees for tax withholding for the three and six months ended June 30, 2024. 0 and 4,487 shares were surrendered by employees for tax withholding for the three and six months ended June 30, 2023, respectively. During three and six months ended June 30, 2024 and 2023, the Company did not repurchase any shares in open market transactions.

Note 8 — Equity-based Compensation

2016 and 2017 Equity Incentive Plans

The Company’s 2016 Equity Incentive Plan and the 2017 Incentive Plan, as amended in June 2023 (collectively, the “Plans”), provide for the issuance of up to 397,473 shares and 750,000 shares, respectively. In addition, unless the Compensation Committee specifically determines otherwise, the maximum number of shares available under the Plans and the awards granted under the Plans will be subject to appropriate adjustment in the case of any stock dividends, stock splits, recapitalizations, reorganizations, mergers, consolidations, exchanges or other changes in capitalization affecting the Company’s common stock. The awards may be made in the form of restricted stock awards or stock options, among other things. As of June 30, 2024 and December 31, 2023, 295,223 and 312,973 shares were available to be granted under the Plans, respectively.

On February 1, 2020, a total of 35,000 shares of restricted stock were issued to employees. The restricted shares vest 25% per year over a four-year period. The grant date fair value of $4.11 per share is being recognized as expense on a straight-line basis over the vesting period. During the six months ended June 30, 2024, 2,500 shares of common stock vested. As of June 30, 2024, the shares issued on February 1, 2020 were fully vested.

On July 21, 2021, a total of 130,000 shares of restricted stock were issued to employees and board members. The restricted shares vest 25% at grant date and 25% per year over a three-year period. The grant date fair value of $3.84 per share is being recognized as expense on a straight-line basis over the vesting period. No additional restricted shares vested during the six months ended June 30, 2024.

On December 19, 2022, a total of 77,000 shares of restricted stock were issued to employees. The restricted shares vest 25% per year over a four-year period. The fair value of $6.40 per share, the stock price on grant date, is being recognized as expense on a straight-line basis over the vesting period. During the six months ended June 30, 2024, 2,250 shares of unvested common stock were forfeited due to the termination of three employees.

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

Restricted Stock

Restricted stock activity for the six months ended June 30, 2024 is summarized below:

Outstanding at	Restricted Stock	Weighted- Average Grant Date Fair Value
December 31, 2023	89,750	$5.41
Granted	20,000	2.65
Vested	(12,500)	2.94
Forfeited	(2,250)	$6.40
June 30, 2024	95,000	$5.13

The Company recognizes forfeitures as they occur. The reduction of stock compensation expense related to the forfeitures was $1 thousand and $1 thousand for the three months ended June 30, 2024 and 2023, respectively, and $2 thousand and $19 thousand for the six months ended June 30, 2024 and 2023, respectively.

Stock compensation expense related to restricted stock, excluding the recognition of forfeitures, was $66 thousand and $67 thousand for the three months ended June 30, 2024 and 2023, respectively, and $158 thousand and $228 thousand for the six months ended June 30, 2024 and 2023, respectively.

Unrecognized stock compensation expense was $292 thousand as of June 30, 2024, which will be recognized over a weighted-average period of 2.3 years.

Stock Options

Stock options expire ten years after the grant date. Options that have been granted are exercisable and vest based on the terms of the related agreements.

The following table summarizes the Company’s stock options activity:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)
Outstanding - December 31, 2023	89,550	$5.55	4.08
Granted	-	-	-
Exercised	(3,000)	5.55	-
Expired	-	-	-
Outstanding - June 30, 2024	86,550	$5.55	3.58
Exercisable – June 30, 2024	86,550	$5.55	3.58

No stock compensation expense related to stock options was incurred for the three and six months ended June 30, 2024 and 2023. The stock options outstanding had an intrinsic value of $0 as of June 30, 2024 and December 31, 2023.

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

As of June 30, 2024 and 2023, management determined there continues to be sufficient positive evidence that it is more likely than not that the net deferred tax asset (other than foreign net operation losses) is realizable.

Income tax expense (benefit) was $579 thousand and ($502) thousand for the three months ended June 30, 2024 and 2023, respectively. Income tax expense (benefit) was $1,406 thousand and ($1,303) thousand for the six months ended June 30, 2024 and 2023, respectively.

The effective tax rates for the three months ended June 30, 2024 and 2023 were 26.4% and 56.9%, respectively. The effective tax rates for the six months ended June 30, 2024 and 2023 were 26.6% and 36.4%, respectively. The decrease in the effective tax rate for the three and six months ended June 30, 2024 compared to the prior year periods was primarily due to a decrease in nondeductible expenses and an increase in the estimated tax credits that are expected to be generated and utilized.

The effective tax rate differs from the U.S. federal statutory rate for the three and six months ended June 30, 2024, primarily due to nondeductible expenses, state income taxes and the favorable impact of tax credits. The effective tax rate differs from the U.S. federal statutory rate for the three and six months ended June 30, 2023, primarily due to nondeductible expenses and state income taxes.

As of June 30, 2024, the Company’s U.S. federal and certain state tax returns remain subject to examination, beginning with those filed for the year ended December 31, 2017.

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

Results of Operations

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except shares and per share data)	2024	2023	2024	2023

Revenues	$9,239	$4,527	$19,902	$7,941
Cost of sales	3,816	1,908	7,817	3,700
Gross profit	5,423	2,619	12,085	4,241
Operating expenses
Selling and marketing	996	1,595	2,266	3,693
General and administrative	1,579	1,329	3,158	2,693
Research and development	866	822	1,792	1,920
Total operating expenses	3,441	3,746	7,216	8,306
Income (loss) from operations	1,982	(1,127)	4,869	(4,065)
Other income:
Interest income	209	245	423	488
Other income, net	209	245	423	488
Income (loss) before income tax	2,191	(882)	5,292	(3,577)
Provision for (benefit from) income taxes	579	(502)	1,406	(1,303)
Net income (loss)	$1,612	$(380)	$3,886	$(2,274)

Three months ended June 30, 2024 compared to the three months ended June 30, 2023

Revenues. Revenues were $9.2 million for the three months ended June 30, 2024 compared to $4.5 million for the three months ended June 30, 2023, an increase of $4.7 million, or 104.4%. The increase was primarily driven by a higher number of units sold to a large customer in the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Cost of sales. Cost of sales was $3.8 million for the three months ended June 30, 2024 compared to $1.9 million for the three months ended June 30, 2023, an increase of $1.9 million, or 100.0%. The increase in cost of sales was primarily related to a higher number of units sold and was fairly consistent as a percentage of revenue in the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Gross profit. Gross profit was $5.4 million for the three months ended June 30, 2024 compared to $2.6 million for the three months ended June 30, 2023, an increase of $2.8 million, or 107.7%. Our overall gross profit percentage remained consistent at 58.7% in the three months ended June 30, 2024 compared to 57.9% in the corresponding period in 2023.

Selling and marketing. Selling and marketing expense was $1.0 million for the three months ended June 30, 2024 compared to $1.6 million for the three months ended June 30, 2023, a decrease of $0.6 million, or 37.5%. The decrease was primarily attributable to the decrease in marketing agency expense, lower headcount and decrease in tradeshow costs.

General and administrative. General and administrative expense was $1.6 million for the three months ended June 30, 2024 compared to $1.3 million for the three months ended June 30, 2023, an increase of $0.3 million, or 23.1%. The net increase in general and administrative expense was primarily due to higher professional fees and compensation.

Research and development. Research and development expense was $0.9 million for the three months ended June 30, 2024 compared to $0.8 million for the three months ended June 30, 2023, an increase of $0.1 million, or 12.5%. The increase was primarily due to expenses related to a project to develop a drug delivery system for aesthetic use.

Other income. Other income of $0.2 million for the three months ended June 30, 2024 and 2023 relate primarily to interest income.

Six months ended June 30, 2024 compared to the six months ended June 30, 2023

Revenues. Revenues were $20.0 million for the six months ended June 30, 2024 compared to $8.0 million for the six months ended June 30, 2023, an increase of $12.0 million, or 151.9%. The increase was primarily driven by a higher number of units sold to a large customer in the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Cost of sales. Cost of sales was $7.8 million for the six months ended June 30, 2024 compared to $3.7 million for the six months ended June 30, 2023, an increase of $4.1 million, or 110.8%. The increase in cost of sales was primarily related to a higher number of units sold in the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Gross profit. Gross profit was $12.1 million for the six months ended June 30, 2024 compared to $4.2 million for the six months ended June 30, 2023, an increase of $7.9 million, or 188.1%. Our overall gross profit percentage was 60.7% in the six months ended June 30, 2024 compared to 53.4% in the corresponding period in 2023. The increase in gross profit was primarily driven by a higher number of units sold in the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Selling and marketing. Selling and marketing expense was $2.3 million for the six months ended June 30, 2024 compared to $3.7 million for the six months ended June 30, 2023, a decrease of $1.4 million, or 37.8%. The decrease was primarily attributable to the decrease in marketing agency expense, lower headcount and decrease in tradeshow costs.

General and administrative. General and administrative expense was $3.2 million for the six months ended June 30, 2024 compared to $2.7 million for the six months ended June 30, 2023, an increase of $0.5 million, or 18.5%. The net increase in general and administrative expense was primarily due to higher professional fees and compensation.

Research and development. Research and development expense was $1.8 million for the six months ended June 30, 2024 compared to $1.9 million for the six months ended June 30, 2023, a decrease of $0.1 million, or 5.3%. The decrease was primarily due to expenses related to a project to develop a drug delivery system for aesthetic use.

Other income. Other income of $0.4 and 0.5 million for the six months ended June 30, 2024 and 2023, respectively, relate primarily to interest income.

Financial Condition

The following discussion summarizes significant changes in assets and liabilities. Please see the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023 contained in Part I, Item 1 of this filing.

Assets

Cash and cash equivalents at June 30, 2024 decreased $4.1 million from December 31, 2023. See Cash Flows for details on the change in cash and cash equivalents during the six months ended June 30, 2024.

Accounts receivable at June 30, 2024 increased $7.7 million from December 31, 2023, primarily due to the increase in sales and concentration of sales to the Company’s primary customer that is subject to extended payment terms.

Inventories at June 30, 2024 increased $0.9 million from December 31, 2023, as volume has been increased in anticipation of increasing future revenues.

Liabilities

There were no borrowings outstanding under our revolving lines of credit at June 30, 2024 or December 31, 2023.

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

Cash flows

The following table provides a summary of cash flows for the periods indicated:

	For the Six Months Ended
	June 30
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$(3,957)	$(5,255)
Investing activities	(236)	(218)
Financing activities	17	6
Total	$(4,176)	$(5,467)

Net cash used in operating activities was $4.0 million for the six months ended June 30, 2024, consisting of net income of $3.9 million and non-cash charges of $1.1 million, offset by an increase in net operating assets of $9.0 million. Cash flows provided by operating activities primarily include the receipt of revenues offset by the payment of operating expenses incurred in the normal course of business. Non-cash items consisted of credit loss expense, deferred income taxes, stock-based compensation expense, provision for product warranties, amortization of right-of-use asset and depreciation and amortization of property and equipment. Net cash used in operating activities was $5.3 million for the six months ended June 30, 2023, consisting of net loss of $2.4 million, an increase in net operating liabilities of $2.3 million, and non-cash charges of $0.6 million. Cash flows provided by operating activities primarily include the receipt of revenues offset by the payment of operating expenses incurred in the normal course of business. Non-cash items consisted of credit loss expense, deferred income taxes, stock-based compensation expense, provision for product warranties and depreciation and amortization.

Net cash used in investing activities for the six months ended June 30, 2024 reflected $236 thousand of purchases of property and equipment. Net cash used in investing activities for the six months ended June 30, 2023 reflected $0.2 million of purchases of property and equipment.

Net cash provided by financing activities for the six months ended June 30, 2024 reflected $17 thousand of exercised stock options. Net cash provided in financing activities for the six months ended June 30, 2023 primarily reflected $46 thousand of exercised stock options, offset by $40 thousand of withholding taxes on stock-based compensation.

Inflation

During the first and second quarters of 2024, we continued to experience some increase in commodity and shipping prices and energy and labor costs which resulted in inflationary pressures across various parts of our business and operations, including on our customers, partners, and suppliers. We continue to monitor the impact of inflation and we are taking actions, such as ordering inventory in advance, to minimize its effects on our product cost and sales.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

As of June 30, 2024, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of June 30, 2024, the end of the period covered by this Form 10-Q, we did not maintain effective disclosure controls and procedures, as described below.

●	Information technology general controls were not designed and operating effectively to ensure that access to applications and data were adequately restricted to appropriate personnel, ensure segregation of duties, and appropriately monitor the activities of the individuals with access to modify data.

While the deficiencies described above did not result in any material misstatements to the Company’s condensed consolidated financial statements for the period ending June 30, 2024, they did represent a material weakness as of June 30, 2024, since there existed a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

Management’s Remediation Measures

Management is committed to maintaining a strong internal control environment. Accordingly, management is in the process of implementing a plan to remediate the material weakness described above as soon as possible.

Changes in Internal Control over Financial Reporting

Except as described above, there have been no significant changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

There were no unregistered sales of securities during the three months ended June 30, 2024.

(b) Use of Proceeds from the Sale of Registered Securities

None.

(c) Purchases of Equity Securities by the Registrant and Affiliated Purchasers.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

(c) Rule 10b5-1 Trading Plans

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K. None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1*	Amended and Restated Certificate of Incorporation of Sensus Healthcare, Inc., dated as of June 14, 2024

31.1*	Certification of Joseph C. Sardano, Chairman and Chief Executive Officer of Sensus Healthcare, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Javier Rampolla, Chief Financial Officer of Sensus Healthcare, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Joseph C. Sardano, Chairman and Chief Executive Officer of Sensus Healthcare, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Javier Rampolla, Chief Financial Officer of Sensus Healthcare, Inc., Pursuant to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104.*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSUS HEALTHCARE, INC.

Date: August 13, 2024	/s/ Joseph C. Sardano
Joseph C. Sardano
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2024	/s/ Javier Rampolla
Javier Rampolla
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)