Form 10-Q
period 2024-09-30
Sensus Healthcare, Inc.
filed 2024-11-14
CIK 1494891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 6, 2024, there were 16,390,051 shares of the registrant’s common stock outstanding.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SENSUS HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30,	As of December 31,
(in thousands, except shares and per share data)	2024	2023
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$22,558	$23,148
Accounts receivable, net	16,961	10,645
Inventories	11,968	11,861
Prepaid inventory	1,723	2,986
Other current assets	1,596	888
Total current assets	54,806	49,528
Property and equipment, net	1,635	464
Deferred tax asset	2,197	2,140
Operating lease right-of-use asset, net	630	774
Other noncurrent assets	590	804
Total assets	$59,858	$53,710

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$3,973	$2,793
Product warranties	351	538
Operating lease liability, current portion	200	187
Income tax payable	-	37
Deferred revenue, current portion	686	657
Total current liabilities	5,210	4,212
Operating lease liability	451	596
Deferred revenue, net of current portion	66	60
Total liabilities	5,727	4,868
Commitments and contingencies
Stockholders’ equity
Preferred stock, 5,000,000 shares authorized and none issued and outstanding	-	-
Common stock, $0.01 par value – 50,000,000 authorized; 16,930,845 issued and 16,390,051 outstanding at September 30, 2024; 16,907,095 issued and 16,374,171 outstanding at December 31, 2023	169	169
Additional paid-in capital	45,640	45,405
Treasury stock, 540,794 and 532,924 shares at cost, at September 30, 2024 and December 31, 2023, respectively	(3,566)	(3,519)
Retained earnings	11,888	6,787
Total stockholders’ equity	54,131	48,842
Total liabilities and stockholders’ equity	$59,858	$53,710

See accompanying notes to the condensed consolidated financial statements (unaudited).

SENSUS HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except shares and per share data)	2024	2023	2024	2023

Revenues	$8,839	$3,898	$28,741	$11,838
Cost of sales	3,599	1,909	11,416	5,609
Gross profit	5,240	1,989	17,325	6,229
Operating expenses
Selling and marketing	1,309	1,290	3,575	4,983
General and administrative	1,573	1,511	4,731	4,204
Research and development	863	1,083	2,655	3,001
Total operating expenses	3,745	3,884	10,961	12,188
Income (loss) from operations	1,495	(1,895)	6,364	(5,959)
Other income:
Gain on sale of assets	-	42	-	42
Interest income, net	279	277	702	764
Other income, net	279	319	702	806
Income (loss) before income tax	1,774	(1,576)	7,066	(5,153)
Provision for (benefit from) income taxes	559	(125)	1,965	(1,428)
Net income (loss)	$1,215	$(1,451)	$5,101	$(3,725)
Net income (loss) per share – basic	$0.07	$(0.09)	$0.31	$(0.23)
diluted	$0.07	$(0.09)	$0.31	$(0.23)
Weighted average number of shares used in computing net income (loss) per share – basic	16,321,131	16,270,403	16,304,913	16,255,263
diluted	16,345,749	16,270,403	16,332,485	16,255,263

See accompanying notes to the condensed consolidated financial statements (unaudited).

SENSUS HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	For the Three and Nine Months Ended September 30, 2024 and 2023
	Common Stock		Additional Paid-In	Treasury Stock		Retained
(in thousands, except shares)	Shares	Amount	Capital	Shares	Amount	Earnings	Total

December 31, 2022	16,902,761	$169	$45,031	(512,342)	$(3,433)	$6,302	$48,069
Stock-based compensation	10,000	-	161	-	-	-	161
Exercise of stock options	8,334	-	46	-	-	-	46
Forfeiture of restricted stock units	(7,500)	-	(18)	-	-	-	(18)
Surrender of shares for tax withholding on stock-based compensation	-	-	-	(4,487)	(40)	-	(40)
Net loss	-	-	-	-	-	(1,894)	(1,894)
March 31, 2023	16,913,595	$169	$45,220	(516,829)	$(3,473)	$4,408	$46,324
Stock-based compensation	-	-	67	-	-	-	67
Forfeiture of restricted stock units	(1,000)	-	(1)	-	-	-	(1)
Net loss	-	-	-	-	-	(380)	(380)
June 30, 2023	16,912,595	$169	$45,286	(516,829)	$(3,473)	$4,028	$46,010
Stock-based compensation	-	-	67	-	-	-	67
Surrender of shares for tax withholding on stock-based compensation	-	-	-	(3,935)	(12)	-	(12)
Stock repurchase	-	-	-	(9,427)	(27)	-	(27)
Net loss	-	-	-	-	-	(1,451)	(1,451)
September 30, 2023	16,912,595	$169	$45,353	(530,191)	$(3,512)	$2,577	$44,587

December 31, 2023	16,907,095	$169	$45,405	(532,924)	$(3,519)	$6,787	$48,842
Stock-based compensation	20,000	-	92	-	-	-	92
Forfeiture of restricted stock units	(1,500)	-	(1)	-	-	-	(1)
Net income	-	-	-	-	-	2,274	2,274
March 31, 2024	16,925,595	$169	$45,496	(532,924)	$(3,519)	$9,061	$51,207
Stock-based compensation	-	-	66	-	-	-	66
Exercise of stock options	3,000	-	17	-	-	-	17
Forfeiture of restricted stock units	(750)	-	(1)	-	-	-	(1)
Net income	-	-	-	-	-	1,612	1,612
June 30, 2024	16,927,845	$169	$45,578	(532,924)	$(3,519)	$10,673	$52,901
Stock-based compensation	-	-	45	-	-	-	45
Surrender of shares for tax withholding on stock-based compensation	-	-	-	(7,870)	(47)	-	(47)
Exercise of stock options	3,000	-	17	-	-	-	17
Net income	-	-	-	-	-	1,215	1,215
September 30, 2024	16,930,845	$169	$45,640	(540,794)	$(3,566)	$11,888	$54,131

See accompanying notes to the condensed consolidated financial statements (unaudited).

SENSUS HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended
	September 30,
(in thousands)	2024	2023

Cash flows from operating activities
Net income (loss)	$5,101	$(3,725)
Adjustments to reconcile net income (loss) to net cash and cash equivalents used in operating activities:
Credit loss expense	123	7
Depreciation and amortization	154	216
Gain on sale of property and equipment	-	(42)
Amortization of right-of-use asset	144	139
Provision for product warranties	81	325
Stock-based compensation	201	276
Deferred income taxes	(57)	(1,428)
Changes in operating assets:
Accounts receivable	(6,439)	10,409
Inventories	(859)	(9,818)
Prepaid inventory	1,263	2,315
Other current assets	(708)	(680)
Other noncurrent assets	214	187
Changes in operating liabilities:
Accounts payable and accrued expenses	1,180	(1,522)
Operating lease liability	(132)	(152)
Income tax payable	(37)	(890)
Deferred revenue	35	(44)
Product warranties	(268)	(386)
Net cash used in operating activities	(4)	(4,813)
Cash flows from investing activities
Acquisition of property and equipment	(573)	(229)
Proceeds from sale of assets	-	42
Net cash used in investing activities	(573)	(187)
Cash flows from financing activities
Repurchase of common stock	-	(27)
Withholding taxes on stock-based compensation	(47)	(52)
Exercise of stock options	34	46
Net cash used in financing activities	(13)	(33)
Net decrease in cash and cash equivalents	(590)	(5,033)
Cash and cash equivalents – beginning of period	23,148	25,520
Cash and cash equivalents – end of period	$22,558	$20,487
Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income tax paid	$2,474	$1,440
Supplemental schedule of noncash investing and financing transactions:
Transfer of inventory to property and equipment	$752	$117

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

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by GAAP. In the opinion of management, all adjustments considered necessary for a fair statement of the results have been included. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any other period.

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

To determine the transaction price for contracts in which a customer promises consideration in a form other than cash, the Company measures the estimated fair value of the noncash consideration at contract inception. If the Company cannot reasonably estimate the fair value of the noncash consideration, the Company measures the consideration indirectly by reference to the stand-alone selling price of the products promised to the customer or class of customer in exchange for the consideration.

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

The components of disaggregated revenue for the three and nine months ended September 30, 2024 and 2023 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Product Revenue - recognized at a point in time	$7,471	$2,896	$25,037	$8,889
Service Revenue - recognized at a point in time	585	286	1,324	932
Service Revenue - recognized over time	783	716	2,380	2,017
Total Revenue	$8,839	$3,898	$28,741	$11,838

The Company operates in a highly regulated environment, primarily in the U.S. dermatology market, in which state regulatory approval is sometimes required prior to the customer being able to use the product. In cases where such regulatory approval is pending, revenue is deferred until such time as regulatory approval is obtained.

Deferred revenue activity as of September 30, 2024 was as follows:

(in thousands)	Product	Service	Total
December 31, 2023	$36	$681	$717
Revenue recognized	(300)	(2,380)	(2,680)
Amounts invoiced	345	2,370	2,715
September 30, 2024	$81	$671	$752

Remaining performance obligations of deposits for products have original expected durations of one year or less. Estimated service revenue to be recognized in the future related to the performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2024 is as follows:

Year	Service Revenue
2024 (October 1 - December 31, 2024)	$276
2025	341
2026	44
2027	10
Total	$671

For the nine months ended September 30, 2024 and 2023, the Company paid commissions for certain equipment sales. Because the recovery of commissions is expected to occur from product revenue within one year, the Company charges commissions to expense as incurred.

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

One customer in the U.S. accounted for 65% and 52% of revenue for the three months ended September 30, 2024 and 2023, respectively, 74% and 52% of revenue for the nine months ended September 30, 2024 and 2023, respectively, and 88% and 85% of the accounts receivable as of September 30, 2024 and December 31, 2023, respectively.

Geographical Information

The following table illustrates total revenue for the three and nine months ended September 30, 2024 and 2023 by country.

	For the Three Months Ended
	September 30,
(in thousands)	2024		2023
United States	$8,689	98%	$3,438	88%
Israel	141	2%	7	0%
China	6	0%	450	12%
Other	3	0%	3	0%
Total Revenue	$8,839	100%	$3,898	100%

	For the Nine Months Ended
	September 30,
(in thousands)	2024		2023
United States	$27,835	97%	$10,603	90%
China	732	2%	880	7%
Israel	165	1%	27	0%
Guatemala	-	0%	190	2%
Ireland	-	0%	135	1%
Other	9	0%	3	0%
Total Revenue	$28,741	100%	$11,838	100%

Fair Value of Financial Instruments

Carrying amounts of cash equivalents, accounts receivable, accounts payable and the revolving credit facility approximate fair value due to their relatively short maturities.

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

Accounts Receivable

The Company does business and extends credit based on an evaluation of each customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company estimates future credit losses based on the age of customer receivable balances, collection history and forecasted economic trends. Future collections can be significantly different from historical collection trends or current estimates. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The allowance for expected credit losses was $123 thousand and $0 as of September 30, 2024 and December 31, 2023, respectively. Credit loss expense was $81 thousand and $2 thousand for the three months ended September 30, 2024 and 2023, respectively, and $123 thousand and $7 thousand for the nine months ended September 30, 2024 and 2023, respectively.

Inventories

Inventories consist of finished product and components and are stated at the lower of cost and net realizable value, determined using the first-in, first-out method.

Earnings Per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period using the treasury stock method for options, restricted stocks and warrants. Diluted net income (loss) per share is computed by giving effect to all potential dilutive common share equivalents outstanding for the period.

The factors used in the net income (loss) per share computation are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Basic
Net income (loss)	$1,215	$(1,451)	$5,101	$(3,725)
Weighted average number of shares used in computing net income (loss) per share – basic	16,321	16,270	16,305	16,255
Net income (loss) per share - basic	$0.07	$(0.09)	$0.31	$(0.23)
Diluted
Net income (loss)	$1,215	$(1,451)	$5,101	$(3,725)
Weighted average number of shares used in computing net income (loss) per share – basic	16,321	16,270	16,305	16,255
Dilutive effects of:
Stock options	7	-	2
Restricted stock awards	18	-	25	-
Weighted average number of shares used in computing net income (loss) per share – diluted	16,346	16,270	16,332	16,255
Net income (loss) per share - diluted	$0.07	$(0.09)	$0.31	$(0.23)

The full shares listed below were not included in the computation of diluted net income (loss) per share because to do so would have been antidilutive for the periods presented:
Restricted stock awards	-	113,500	-	113,500
Stock options	-	89,550	-	89,550

Diluted net income per share for the three and nine months ended September 30, 2024 includes the dilutive effect of stock options and restricted stock awards that were issued in December 2022 and January 2024 to directors, officers, and employees. Diluted weighted average common shares outstanding for the three and nine months ended September 30, 2024 does not exclude any stock options as their exercise prices were lower than the average price of our shares of common stock during the period. Diluted weighted average common shares outstanding for the three and nine months ended September 30, 2024 does not exclude any shares issued under restricted stock awards in December 2022 or January 2024, as the average price of our shares of common stock during the three and nine months ended September 30, 2024 was higher than average unrecognized compensation expense. Diluted net loss per share for the three and nine months ended September 30, 2023 excludes the dilutive effect of stock options and restricted stock awards as they are antidilutive during a period of net loss. The assumed proceeds of stock options and the restricted stock awards for the treasury stock method is the sum of proceeds from exercise and the average amount of unrecognized compensation expense.

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

For leases in which the Company is the lessor, the Company identifies the lease and non-lease components and allocates the contract consideration to the different components on a relative stand-alone selling price basis at lease inception. The Company uses a residual approach for the components when the stand-alone selling price is not directly observable or those for which the Company has not established a price.

The Company elects the practical expedient to combine lease and non-lease components when the components qualify to be combined. Continuous supporting services are the primary non-lease components and are not predominant. As a result, the combined components are accounted for as a lease under Accounting Standards Codification ("ASC") 842, Leases. The revenues from non-lease components that are not qualified to be combined are recognized when the services are rendered under ASC 606, Revenue from Contracts with Customers. The revenues from non-lease components were $97 thousand and $147 thousand for the three and nine months ended September 30, 2024, respectively.

For operating leases where the Company is the lessor, the Company recognizes the underlying assets and depreciates them over the estimated useful life which is based upon to estimate the residual value expected at the end of the lease term. Lease income is recognized on a straight-line basis over the lease term when the lease payment is determined. Leasing revenue is not recognized when collection of all contractual rents over the term of the agreement is not probable. When collection is not probable, the Company limits the lease revenue to the lesser of the revenue recognized on a straight-line basis or cash basis. The lease income is included in revenues in the condensed consolidated statements of income (loss).

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

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, to provide temporary optional expedients and exceptions to U.S. GAAP guidance on contract modifications to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate, or LIBOR, to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. The guidance was originally effective as of March 12, 2020 through December 31, 2022 and interim periods within those fiscal years. In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 which was issued to defer the sunset date of Topic 848 to December 31, 2024. These updates are not expected to have a significant impact on the Company’s condensed consolidated financial statements.

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

Note 2 — Property and Equipment

Property and equipment consist of the following:

(in thousands)	As of September 30, 2024	As of December 31, 2023	Estimated Useful Lives

Operations equipment	$930	$1,018	3-10 years
FDA program equipment	1,163	-	10 years
Tradeshow and demo equipment	1,182	1,184	3 years
Computer equipment	163	145	3 years
Subtotal	3,438	2,347
Construction in progress	228	-
Less accumulated depreciation	(2,031)	(1,883)
Property and Equipment, Net	$1,635	$464

Depreciation expense was $53 thousand and $60 thousand for the three months ended September 30, 2024 and 2023, respectively, and $154 thousand and $167 thousand for the nine months ended September 30, 2024 and 2023, respectively.

Note 3 — Debt

As of December 31, 2022, the Company had a revolving credit facility with Silicon Valley Bank (“SVB”) that provided for maximum borrowings equal to the lesser of (a) the $15 million commitment amount or (b) the borrowing base plus a $7.5 million non-formula sublimit.

On September 11, 2023, the Company entered into a new revolving credit facility (the “Credit Facility”) with Comerica Bank (“Comerica”), replacing the prior facility with SVB, that provided for maximum borrowings of $10 million. The Credit Facility may be terminated by the Company or Comerica at any time without penalty. At September 30, 2024, the available borrowings under this facility were $10 million. Any borrowings bear interest at the Secured Overnight Financing Rate plus 2.50% (or 7.46% at September 30, 2024) and would be due upon demand by Comerica. The Credit Facility is secured by all of the Company’s assets. At September 30, 2024, the Credit Facility contained a financial covenant requiring that the Company maintain unencumbered liquid assets having a minimum value of $3,500,000 in a Comerica account. In October 2024, the Credit Facility was amended to extend the term of the Credit Facility and to increase the maximum borrowings to $15 million. The amended Credit Facility includes updated covenants requiring that the Company maintain (1) unencumbered liquid assets having a minimum value of $10,000,000 in a Comerica account; (2) minimum profitability of $1 on a trailing 12-month basis; and (3) the contractual relationship with the manufacturer of the SRT-100 discussed in Note 6, Commitments and Contingencies – Manufacturing Agreement. There were no other significant changes to the terms of the Credit Facility.

The Company was in compliance with its financial covenants under the respective facilities as of September 30, 2024 and December 31, 2023. There were no borrowings outstanding under either facility at September 30, 2024 and December 31, 2023.

Note 4 — Product Warranties

Changes in product warranty liability were as follows for the nine months ended September 30, 2024:

(in thousands)
Balance, December 31, 2023	$538
Warranties accrued during the period	81
Payments on warranty claims	(268)
Balance, September 30, 2024	$351

Note 5 — Leases

Operating Lease Agreements

The Company leases its headquarters office from an unrelated third party under a lease expiring in September 2027. The amortization of the right of use lease asset was $49 thousand for the three months ended September 30, 2024 and 2023, respectively, and $144 thousand and $139 thousand for the nine months ended September 30, 2024 and 2023, respectively.

Future minimum lease payments under the Company’s non-cancellable leases as of September 30, 2024 are as follows:

Maturity of Operating Lease Liability	Amount
2024 (October 1 - December 31, 2024)	$57
2025	229
2026	236
2027	181
Total undiscounted operating leases payments	$703
Less: Imputed interest	(52)
Present Value of Operating Lease Liability	$651
Operating lease liability, current portion	$200
Operating lease liability, net of current portion	$451

Other Information
Weighted-average remaining lease term	3.00 years
Weighted-average discount rate	5%

Cash paid for amounts included in the measurement of the operating lease liability was $132 thousand and $152 thousand for the nine months ended September 30, 2024 and 2023, respectively, and is included in cash flows from operating activities in the accompanying condensed consolidated statements of cash flows.

Operating lease cost recognized as expense was $57 thousand for the three months ended September 30, 2024 and 2023, and $171 thousand for the nine months ended September 30, 2024 and 2023. The financing component for operating lease liability represents the effect of discounting the operating lease payments to their present value.

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

The component of lease income for the three and nine months ended September 30, 2024 is as follows:

	For the	For the
	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2024
Lease income - operating leases - fixed payments	$75	$116

The future minimum fixed lease payments to be received under the lease agreements as of September 30, 2024 are as follows:

(in thousands)	Amount
2024 (October 1 - December 31, 2024)	$99
2025	396
2026	396
2027	396
2028	396
Thereafter	576
Total	$2,259

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

The Company pays this manufacturer for finished goods in advance of the inventory being received. The Company paid this manufacturer $0.2 million and $1.3 million for finished goods for the three months ended September 30, 2024 and 2023, respectively, and $5.9 million and $9.2 million for the nine months ended September 30, 2024 and 2023, respectively. Finished goods of $2.6 million and $3.5 million were received from this manufacturer for the three months ended September 30, 2024 and 2023, respectively, and $7.8 million and $11.2 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, a prepayment related to these finished goods of $1.7 million and $3.0 million, respectively, was presented in prepaid inventory in the accompanying condensed consolidated balance sheets.

Legal Contingencies

The Company is party to certain legal proceedings in the ordinary course of business. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and related contingencies.

In 2015, the Company learned that the Department of Justice (the “Department”) had commenced an investigation of the billing to Medicare by a physician who had treated patients with the Company’s SRT-100. The Department subsequently advised the Company that it was considering expanding the investigation to determine whether the Company had any involvements in physician’s use of certain reimbursements codes. The Company has received two Civil Investigative Demands from the Department seeking documents and written responses in connection with its investigation. The Company has fully cooperated with the Department. The Company disputes that it has engaged in any wrongdoing with respect to such reimbursement claims; among other considerations, the Company does not submit claims for reimbursement or provide coding or billing advice to physicians. To the Company’s knowledge, the Department has made no determination as to whether the Company engaged in any wrongdoing, or whether to pursue any legal action against the Company. Should the Department decide to pursue legal action, the Company believes it has strong and meritorious defenses and will vigorously defend itself. As of September 30, 2024, the Company was unable to estimate the cost associated with this matter.

Note 7 — Stockholders’ Equity

Preferred Stock

The Company has authorized 5 million shares of preferred stock. No shares of preferred stock were issued or outstanding at September 30, 2024 or December 31, 2023.

Treasury Stock

Treasury stock includes shares surrendered by employees for tax withholding on the vesting of restricted stock awards and shares repurchased in open market transactions. 7,870 shares were surrendered by employees for tax withholding for the three and nine months ended September 30, 2024. 3,935 and 8,422 shares were surrendered by employees for tax withholding for the three and nine months ended September 30, 2023, respectively. During the three and nine months ended September 30, 2024, the Company did not repurchase any shares in open market transactions. During the three and nine months ended September 30, 2023, the Company repurchased 9,427 shares in open market transactions.

Note 8 — Equity-based Compensation

2016 and 2017 Equity Incentive Plans

The Company’s 2016 Equity Incentive Plan and the 2017 Incentive Plan, as amended in June 2023 (collectively, the “Plans”), provide for the issuance of up to 397,473 shares and 750,000 shares, respectively. In addition, unless the Compensation Committee specifically determines otherwise, the maximum number of shares available under the Plans and the awards granted under the Plans will be subject to appropriate adjustment in the case of any stock dividends, stock splits, recapitalizations, reorganizations, mergers, consolidations, exchanges or other changes in capitalization affecting the Company’s common stock. The awards may be made in the form of restricted stock awards or stock options, among other things. As of September 30, 2024 and December 31, 2023, 295,223 and 312,973 shares were available to be granted under the Plans, respectively.

On February 1, 2020, a total of 35,000 shares of restricted stock were issued to employees. The restricted shares vest 25% per year over a four-year period. The grant date fair value of $4.11 per share is being recognized as expense on a straight-line basis over the vesting period. During the nine months ended September 30, 2024, 2,500 shares of common stock vested. As of September 30, 2024, the shares issued on February 1, 2020 were fully vested.

On July 21, 2021, a total of 130,000 shares of restricted stock were issued to employees and board members. The restricted shares vest 25% at grant date and 25% per year over a three-year period. The grant date fair value of $3.84 per share is being recognized as expense on a straight-line basis over the vesting period. During the nine months ended September 30, 2024, 32,500 shares of common stock vested. As of September 30, 2024, the shares issued on July 21, 2021 were fully vested.

On December 19, 2022, a total of 77,000 shares of restricted stock were issued to employees. The restricted shares vest 25% per year over a four-year period. The fair value of $6.40 per share, the stock price on grant date, is being recognized as expense on a straight-line basis over the vesting period. During the nine months ended September 30, 2024, 2,250 shares of unvested common stock were forfeited due to the termination of three employees.

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

Restricted Stock

Restricted stock activity for the nine months ended September 30, 2024 is summarized below:

		Weighted-
		Average
		Grant
	Restricted	Date Fair
Outstanding at	Stock	Value
December 31, 2023	89,750	$5.41
Granted	20,000	2.65
Vested	(45,000)	3.59
Forfeited	(2,250)	$6.40
September 30, 2024	62,500	$5.80

The Company recognizes forfeitures as they occur. The reduction of stock compensation expense related to the forfeitures was $0 for the three months ended September 30, 2024 and 2023, and $2 thousand and $19 thousand for the nine months ended September 30, 2024 and 2023, respectively.

Stock compensation expense related to restricted stock, excluding the recognition of forfeitures, was $45 thousand and $67 thousand for the three months ended September 30, 2024 and 2023, respectively, and $203 thousand and $295 thousand for the nine months ended September 30, 2024 and 2023, respectively.

Unrecognized stock compensation expense was $257 thousand as of September 30, 2024, which will be recognized over a weighted-average period of 2.1 years.

Stock Options

Stock options expire ten years after the grant date. Options that have been granted are exercisable and vest based on the terms of the related agreements.

The following table summarizes the Company’s stock options activity:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Options	Price	(In Years)
Outstanding - December 31, 2023	89,550	$5.55	4.08
Granted	-	-	-
Exercised	(6,000)	5.55	-
Expired	-	-	-
Outstanding - September 30, 2024	83,550	$5.55	3.33
Exercisable – September 30, 2024	83,550	$5.55	3.33

No stock compensation expense related to stock options was incurred for the three and nine months ended September 30, 2024 and 2023. The stock options outstanding as of September 30, 2024 and December 31, 2023 had an intrinsic value of $21 thousand and $0, respectively.

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

As of September 30, 2024 and December 31, 2023, management determined there continues to be sufficient positive evidence that it is more likely than not that the net deferred tax asset (other than foreign net operation losses) is realizable.

Income tax expense (benefit) was $559 thousand and ($125) thousand for the three months ended September 30, 2024 and 2023, respectively. Income tax expense (benefit) was $1,965 thousand and ($1,428) thousand for the nine months ended September 30, 2024 and 2023, respectively.

The effective tax rates for the three months ended September 30, 2024 and 2023 were 31.5% and 7.9%, respectively. The effective tax rates for the nine months ended September 30, 2024 and 2023 were 27.8% and 27.7%, respectively. The increase in the effective tax rate for the three months ended September 30, 2024 compared to the prior year periods was primarily due to an increase in nondeductible expenses in proportion to pretax income (loss).

The effective tax rate differs from the U.S. federal statutory rate for the three and nine months ended September 30, 2024, primarily due to nondeductible expenses, state income taxes and the favorable impact of tax credits. The effective tax rate differs from the U.S. federal statutory rate for the three and nine months ended September 30, 2023, primarily due to nondeductible expenses and state income taxes.

As of September 30, 2024, the Company’s U.S. federal and certain state tax returns remain subject to examination, beginning with those filed for the year ended December 31, 2017.

Note 10 — Subsequent Events

The Company has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued for potential recognition or disclosure. The Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

Segment Information

The Company manages its business globally within one reportable segment, which is consistent with how our management views the business, prioritizes investment and resource allocation decisions, and assesses operating performance.

Results of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except shares and per share data)	2024	2023	2024	2023

Revenues	$8,839	$3,898	$28,741	$11,838
Cost of sales	3,599	1,909	11,416	5,609
Gross profit	5,240	1,989	17,325	6,229
Operating expenses
Selling and marketing	1,309	1,290	3,575	4,983
General and administrative	1,573	1,511	4,731	4,204
Research and development	863	1,083	2,655	3,001
Total operating expenses	3,745	3,884	10,961	12,188
Income (loss) from operations	1,495	(1,895)	6,364	(5,959)
Other income:
Gain on sale of assets	-	42	-	42
Interest income	279	277	702	764
Other income, net	279	319	702	806
Income (loss) before income tax	1,774	(1,576)	7,066	(5,153)
Provision for (benefit from) income taxes	559	(125)	1,965	(1,428)
Net income (loss)	$1,215	$(1,451)	$5,101	$(3,725)

Three months ended September 30, 2024 compared to the three months ended September 30, 2023

Revenues. Revenues were $8.8 million for the three months ended September 30, 2024 compared to $3.9 million for the three months ended September 30, 2023, an increase of $4.9 million, or 125.6%. The increase was primarily driven by a higher number of units sold to a large customer in the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Cost of sales. Cost of sales was $3.6 million for the three months ended September 30, 2024 compared to $1.9 million for the three months ended September 30, 2023, an increase of $1.7 million, or 89.5%. The increase in cost of sales was primarily related to a higher number of units sold and was fairly consistent as a percentage of revenue in the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Gross profit. Gross profit was $5.2 million for the three months ended September 30, 2024 compared to $2.0 million for the three months ended September 30, 2023, an increase of $3.2 million, or 160.0%. Our overall gross profit percentage was 59.1% in the three months ended September 30, 2024 compared to 51.3% in the corresponding period in 2023. The increase in gross profit was primarily driven by a higher number of units sold in the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Selling and marketing. Selling and marketing expense was $1.3 million for the three months ended September 30, 2024 and 2023.

General and administrative. General and administrative expense was $1.6 million for the three months ended September 30, 2024 compared to $1.5 million for the three months ended September 30, 2023, an increase of $0.1 million, or 6.7%. The net increase in general and administrative expense was primarily due to higher compensation and bad debt expense, which were offset by a reduction in bank fees.

Research and development. Research and development expense was $0.9 million for the three months ended September 30, 2024 compared to $1.1 million for the three months ended September 30, 2023, a decrease of $0.2 million, or 18.2%. The decrease was primarily due to expenses related to a project to develop a drug delivery system for aesthetic use, as most of the development expenses occurred in the 2023 period.

Other income. Other income of $0.3 million for the three months ended September 30, 2024 and 2023 relate primarily to interest income.

Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

Revenues. Revenues were $28.7 million for the nine months ended September 30, 2024 compared to $11.8 million for the nine months ended September 30, 2023, an increase of $16.9 million, or 143.2%. The increase was primarily driven by a higher number of units sold to a large customer in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Cost of sales. Cost of sales was $11.4 million for the nine months ended September 30, 2024 compared to $5.6 million for the nine months ended September 30, 2023, an increase of $5.8 million, or 103.6%. The increase in cost of sales was primarily related to a higher number of units sold in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Gross profit. Gross profit was $17.3 million for the nine months ended September 30, 2024 compared to $6.2 million for the nine months ended September 30, 2023, an increase of $11.1 million, or 179.0%. Our overall gross profit percentage was 60.3% in the nine months ended September 30, 2024 compared to 52.5% in the corresponding period in 2023. The increase in gross profit was primarily driven by a higher number of units sold in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Selling and marketing. Selling and marketing expense was $3.6 million for the nine months ended September 30, 2024 compared to $5.0 million for the nine months ended September 30, 2023, a decrease of $1.4 million, or 28.0%. The decrease was primarily attributable to the decrease in marketing agency expense, travel expense, and payroll cost due to lower headcount.

General and administrative. General and administrative expense was $4.7 million for the nine months ended September 30, 2024 compared to $4.2 million for the nine months ended September 30, 2023, an increase of $0.5 million, or 11.9%. The net increase in general and administrative expense was primarily due to higher compensation and bad debt expense, which were offset by a reduction in bank fees and insurance expense.

Research and development. Research and development expense was $2.7 million for the nine months ended September 30, 2024 compared to $3.0 million for the nine months ended September 30, 2023, a decrease of $0.3 million, or 10.0%. The decrease was primarily due to expenses related to a project to develop a drug delivery system for aesthetic use.

Other income. Other income of $0.7 and 0.8 million for the nine months ended September 30, 2024 and 2023, respectively, relate primarily to interest income.

Financial Condition

The following discussion summarizes significant changes in assets and liabilities. Please see the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023 contained in Part I, Item 1 of this filing.

Assets

Cash and cash equivalents at September 30, 2024 decreased $0.5 million from December 31, 2023. See Cash Flows for details on the change in cash and cash equivalents during the nine months ended September 30, 2024.

Accounts receivable at September 30, 2024 increased $6.4 million from December 31, 2023, primarily due to the increase in sales and concentration of sales to the Company’s primary customer that is subject to extended payment terms.

Inventories at September 30, 2024 increased $0.1 million from December 31, 2023, as volume has been increased in anticipation of increasing future revenues.

Liabilities

There were no borrowings outstanding under our revolving line of credit with Comerica Bank at September 30, 2024 or December 31, 2023.

Liquidity and Capital Resources

In general terms, liquidity is a measurement of the Company’s ability to meet its cash needs. For the three months ended September 30, 2024, funding was derived primarily from cash generated by the sale of equipment to our customers in the ordinary course of business. The Company believes that proceeds from maturing cash equivalents, as well as the Company’s borrowing capacity under its existing line of credit and access to capital resources are sufficient to meet operating capital and funding requirements for the next 12 months from the date of this quarterly report. Please see Note 3, Debt, to the consolidated financial statements for a discussion regarding the Company’s revolving credit facility with Comerica Bank. The Company’s liquidity position and capital requirements may be impacted by a number of factors, including the following:

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

Cash flows

The following table provides a summary of cash flows for the periods indicated:

	For the Nine Months Ended September 30
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$(4)	$(4,813)
Investing activities	(573)	(187)
Financing activities	(13)	(33)
Total	$(590)	$(5,033)

Cash flows from operating activities

Net cash used in operating activities was $4 thousand for the nine months ended September 30, 2024, consisting of net income of $5.1 million and non-cash charges of $0.6 million, offset by an increase in net operating assets of $5.8 million. Cash flows provided by operating activities primarily include the receipt of revenues offset by the payment of operating expenses incurred in the normal course of business. Non-cash items consisted of credit loss expense, deferred income taxes, stock-based compensation expense, provision for product warranties, amortization of right-of-use asset and depreciation and amortization of property and equipment. Net cash used in operating activities was approximately $4.8 million for the nine months ended September 30, 2023, consisting of net loss of approximately $3.7 million, a decrease in net working capital of approximately $0.6 million, and non-cash charges of approximately $0.5 million. Cash flows provided by operating activities primarily include the receipt of revenues offset by the payment of operating expenses incurred in the normal course of business. Non-cash items consisted of credit loss expense, deferred income taxes, stock-based compensation expense, provision for product warranties, amortization of right-of-use asset, and depreciation and amortization of property and equipment.

Cash flows from investing activities

Net cash used in investing activities for the nine months ended September 30, 2024 reflected $0.6 million of purchases of property and equipment. Net cash used in investing activities for the nine months ended September 30, 2023 reflected $0.2 million of purchases of property and equipment.

Cash flows from financing activities

Net cash provided by financing activities for the nine months ended September 30, 2024 reflected $34 thousand of exercised stock options, offset by $47 thousand of withholding taxes on stock-based compensation. Net cash provided in financing activities for the nine months ended September 30, 2023 primarily reflected $46 thousand of exercised stock options, offset by $79 thousand used for the repurchase of common stock and withholding taxes on stock-based compensation.

Inflation

During the first three quarters of 2024, we continued to experience some increase in commodity and shipping prices and energy and labor costs which resulted in inflationary pressures across various parts of our business and operations, including on our customers, partners, and suppliers. We continue to monitor the impact of inflation and we are taking actions, such as ordering inventory in advance, to minimize its effects on our product cost and sales.

Indebtedness

Please see Note 3, Debt, to the condensed consolidated financial statements.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

As of September 30, 2024, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of September 30, 2024, the end of the period covered by this Form 10-Q, we did not maintain effective disclosure controls and procedures, as described below.

●	Information technology general controls were not designed and operating effectively to ensure that access to applications and data were adequately restricted to appropriate personnel, ensure segregation of duties, and appropriately monitor the activities of the individuals with access to modify data.

While the deficiencies described above did not result in any material misstatements to the Company’s condensed consolidated financial statements for the period ending September 30, 2024, they did represent a material weakness as of September 30, 2024, since there existed a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

Management’s Remediation Measures

To address the material weakness described above, the Company has implemented new and enhanced controls designed to: ensure that access to information technology applications and data are adequately restricted to appropriate personnel, ensure segregation of duties, and appropriately monitor the activities of the individuals with access to modify data. We believe the actions described above will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting. However, the new and enhanced controls have not operated for a sufficient amount of time to conclude that the material weakness has been remediated. We will continue to monitor the effectiveness of these controls and will make any further changes management determines to be appropriate.

Changes in Internal Control over Financial Reporting

Except for the remediation efforts described above, there have been no significant changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no unregistered sales of securities during the three months ended September 30, 2024.

(b)	Use of Proceeds from the Sale of Registered Securities

None.

(c)	Purchases of Equity Securities by the Registrant and Affiliated Purchasers.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

(c) Rule 10b5-1 Trading Plans

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K. None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Sensus Healthcare, Inc., dated as of June 14, 2024 incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q (filed 8/13/2024)

10.1*	Amendment No.1 to Credit Agreement between the Company and Comerica Bank, dated as of October 16, 2024

10.2*	Amendment No.1 to Master Revolving Note between the Company and Comerica Bank, dated as of October 16, 2024

31.1*	Certification of Joseph C. Sardano, Chairman and Chief Executive Officer of Sensus Healthcare, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Javier Rampolla, Chief Financial Officer of Sensus Healthcare, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Joseph C. Sardano, Chairman and Chief Executive Officer of Sensus Healthcare, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Javier Rampolla, Chief Financial Officer of Sensus Healthcare, Inc., Pursuant to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104.*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSUS HEALTHCARE, INC.

Date: November 14, 2024	/s/ Joseph C. Sardano
Joseph C. Sardano
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2024	/s/ Javier Rampolla
Javier Rampolla
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)