Form 10-K
period 2024-12-31
Sensus Healthcare, Inc.
filed 2025-03-05
CIK 1494891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

The aggregate market value of the common equity held by non-affiliates of the registrant on June 30, 2024, the last business day of the registrant’s most recently completed second quarter, was $79,995,039, based on the closing price of $5.33 per share of common stock on the Nasdaq Capital Market on that date. For this purpose, all outstanding shares of common stock have been considered held by non-affiliates, other than the shares beneficially owned by directors and officers of the registrant.

As of February 12, 2025, there were 16,495,396 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the Annual Meeting of Stockholders to be held on May 30, 2025, are incorporated by reference in Part III.

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

Forward-looking statements involve risks and uncertainties because they relate to events, developments, and circumstances relating to Sensus Healthcare, Inc., our industry, and/or general economic or other conditions that may or may not occur in the future or may occur on longer or shorter timelines or to a greater or lesser degree than anticipated. In addition, even if future events, developments and circumstances are consistent with the forward-looking statements contained in this report, they may not be predictive of results or developments in future periods. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, forward-looking statements are not guarantees of future performance, and our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from the forward looking statements contained in this report as a result of the following factors, among others: the possibility that inflationary pressures continue to impact our sales; the level and availability of government and/or third party payor reimbursement for clinical procedures using our products, and the willingness of healthcare providers to purchase our products if the level of reimbursement declines; concentration of our customers in the U.S. and China, including the concentration of sales to one particular customer in the U.S.; the development by others of new products, treatments, or technologies that render our technology partially or wholly obsolete; the regulatory requirements applicable to us and our competitors; our ability to efficiently manage our manufacturing processes and costs; the risks arising from doing business in China and other foreign countries; legislation, regulation, or other governmental action that affects our products, taxes, international trade regulation (including the possibility of tariffs on equipment we export or materials we import), or other aspects of our business; the performance of the Company’s information technology systems and its ability to maintain data security; our ability to obtain and maintain the intellectual property needed to adequately protect our products, and our ability to avoid infringing or otherwise violating the intellectual property rights of third parties; and other risks described from time to time in our filings with the Securities and Exchange Commission.

To date, the Middle East conflict, the Russian invasion of Ukraine, and other geopolitical uncertainties have not had any significant impact on our business, but we continue to monitor developments and will address them in future disclosures, if applicable.

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

Our business was organized in 2010 and the Company, incorporated in Delaware, completed its initial public offering in 2016. The Company operates as one segment from its corporate headquarters located in Boca Raton, Florida. In February 2024, the Company formed Sensus Healthcare Services, LLC, a wholly-owned subsidiary that provides operational healthcare services to dermatology clinics. For further information see Note 1, Organization and Summary of Significant Accounting Policies - Description of the Business, in the notes to the consolidated financial statements in Part II, Item 8.

Our Products and Services

SRT is the Company’s core technology. As of December 31, 2024, the Company had installed 867 units in 21 countries, primarily in the United States.

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

The Company possesses eight issued U.S. and Global patents. The patents relate to technology that is pertinent to the Company.

The following patents were issued between August 2007 and September 2008:

●	U.S. Patent No. 7,372,940: Radiation therapy system featuring rotatable filter assembly (expires September 30, 2025)

●	U.S. Patent No. 7,263,170: Radiation therapy system featuring rotatable filter assembly (expires September 30, 2025)

The following patents were issued to us in 2017:

●	Russia Patent No. 2633322: Hybrid Ultrasound-Guided Superficial Radiotherapy System and Method (expires January 12, 2033)

●	China Patent No. ZL201380013491.7: Hybrid Ultrasound-Guided Superficial Radiotherapy System and Method (expires January 12, 2033)

The following patents were issued to Sensus in 2020:

●	U.S. Patent No. 10,596,392: Dermatology Radiotherapy System with hybrid Imager (expires July 28, 2038)

●	China Patent No. ZL201710929838.2 Hybrid Ultrasound-Guided Superficial Radiotherapy System and Method (expires August 14, 2038)

The following patent was issued to Sensus in 2021:

●	U.S. Patent No. 11,027,149: Hybrid Ultrasound-Guided Superficial Radiotherapy System and Method (expires July 7, 2034)

The following patent was issued to Sensus in 2024:

●	U.S. Patent No. 11,894,123: Radiotherapy Mobile and Wireless Device Workflow Management System (expires June 20, 2039)

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

Government Regulation

Sensus’s business is subject to extensive federal, state, local, and foreign laws and regulations, including those relating to the protection of the environment, health, and safety. Some of the pertinent laws and regulations have not been definitively interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of subjective interpretations. In addition, these laws and regulations and their interpretations are subject to change, and new laws may be enacted. Both federal and state governmental agencies continue to subject the healthcare industry to intense regulatory scrutiny, including heightened civil and criminal enforcement efforts. The Company believes that its business operations and relationships with customers and suppliers are structured to comply with all applicable legal requirements. However, it is possible that governmental entities or other third parties could interpret these laws and regulations differently and assert otherwise. Discussed below are statutes and regulations that are most relevant to the Company’s business. For the year ended December 31, 2024, we incurred $0.9 million in expenses related to regulatory compliance and quality standards.

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

Research and Development

Research and development costs related to development and quality and regulatory costs are expensed as incurred. For the years ended December 31, 2024 and 2023, the Company incurred research and development expenses of $4.2 million and $3.7 million, respectively. The Company expects research and development expenses in 2025 to be generally consistent with 2024.

Employees and Human Capital

At December 31, 2024, the Company had 54 employees. None of the Company’s employees are represented by a labor union or covered by a collective bargaining agreement.

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

The Company is focused heavily on the development and commercialization of a limited number of products for the treatment of non-melanoma skin cancer and other skin conditions with SRT. From the Company’s inception in 2010 through December 31, 2024, revenue has primarily been derived from sales of the SRT-100 product line and related services and ancillary products. Although the Company has introduced new products, the Company expects most of revenue in the near to medium term to be derived from or related to sales of the SRT-100 product line. Because of this, any decline in the sales of these products will negatively impact the Company’s business, financial condition, and results of operations.

The Company’s technology could be superseded by new products, treatments, or technologies that gain wider acceptance among doctors and patients, which could adversely affect the Company.

The medical device industry is highly competitive and subject to rapid technological change, and is significantly affected by the introduction of new products and treatment options. The Company’s products, some of which use technologies that have been available for many years, compete for market acceptance against those of healthcare providers who use other methods of treatment for similar diseases and conditions. Our success depends on our ability to keep pace with rapid technological changes affecting the development of our products and our operations. Emerging technological trends such as artificial intelligence, machine learning, and automation are impacting many industries and business operations, including ours. If we do not adequately invest in new technology, appropriately implement new technologies, or evolve our business at sufficient speed and scale in response to such developments, or if we do not make the right strategic investments to respond to these developments, our products, results of operations, and ability to develop and maintain our business could be negatively affected. Such investments could require substantial expenditures to the extent we were to modify or adapt our existing products and services to keep pace with such new technologies. If new products, treatments, and/or technologies are developed by our competitors or other third parties more quickly or more successfully than us that gain wide acceptance among doctors and patients, including products or treatments developed by our significant customers, it could take market share away from the Company, which could adversely affect the Company’s render the Company’s products obsolete, which could impair our ability to compete effectively and adversely affect our results of operations.

The Company’s customers, including one U.S. customer accounting for a significant portion of our sales, are concentrated in the U.S., and economic difficulties or changes in the purchasing policies or patterns of the Company’s customers in the U.S. could have a significant impact on our business and operating results.

Most of the Company’s sales have been made to customers located in the U.S. (96% and 91% in the years ended December 31, 2024 and 2023, respectively). Additionally, a single customer in the U.S. accounted for 73% and 61% of revenues for the years ended December 31, 2024, and December 31, 2023, respectively. Because of these concentrations, revenue could fluctuate significantly due to changes in economic conditions, competitive products (including any developed by our significant customers), or the loss of, reduction of business with, or less favorable terms with, our significant customer or other U.S. customers. A reduction or delay in orders for the Company’s products for these or other reasons could materially harm business and results of operations.

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

The Company has experienced, and expects to continue to experience, cyber security threats and incidents, none of which have been material to the Company to date. Although the Company protects its information technology systems, the Company has experienced varying degrees of cyber security threats incidents in the normal conduct of business, which include the use of computer malware, ransomware, computer hacking, viruses, worms, phishing, and other malicious activities that could result in unauthorized access, theft, misuse, loss, release, or destruction of data, account takeovers, unavailability of services, or other events. These types of threats may derive from human error, fraud, or malice on the part of external or internal parties or may result from accidental technological failure. Further, these types of threats may be exacerbated by recent developments in artificial intelligence and its increased use to produce sophisticated malware, phishing schemes, and other fraudulent activities. The development and maintenance of measures to mitigate against cyber security risks is costly and time-consuming, requiring continuous monitoring as technologies change and efforts to overcome security measures evolve.

Although there have been no serious consequences to date, cyber security incidents or other significant disruption of our information systems or those of our customers or third-party vendors could occur, and, if they do, they could (i) disrupt the proper functioning of our networks and systems and therefore our operations; (ii) result in the unauthorized access to, and destruction, loss, theft, misappropriation, or release of confidential, sensitive, or otherwise valuable information of ours; (iii) result in a violation of applicable privacy, data protection, and other laws, subjecting us to additional regulatory scrutiny and exposing us to civil litigation, enforcement actions, governmental fines, and possible financial liability; (iv) require significant management attention and resources to remedy the damages that result; or (v) harm our reputation. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition, and results of operations. Furthermore, in the event of a cyber-related incident, we may be delayed in identifying or responding to the incident, which could increase the negative impact of the incident on our business, financial condition, and results of operations.

The Company carries insurance against cyber-related incidents risks, performs penetration tests from time to time, and designs business processes to attempt to mitigate the risk of such incidents. While our cyber insurance coverage would apply in the event of certain cyber-related incidents, the amount of coverage may not be adequate depending on the magnitude of the incident. Furthermore, because cyber-related incidents are inherently difficult to predict and can take many forms, some incidents may not be covered under our cyber insurance coverage.

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

The Company has a history of net losses. The historical losses from inception through December 31, 2021 totaled $17.8 million. The Company reported net income of $6.6 million and $0.5 million, respectively, during the years ended December 31, 2024 and 2023. The accumulated net loss was mainly related to the research and development expenses in the early stage of the Company. The Company is continuously managing expenses. However, there can be no assurances that this and other actions will result in the Company’s continued profitability.

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

Sensus’s executive officers and directors, together with their respective affiliates, beneficially owned approximately 8.5% of our outstanding common stock as of February 12, 2025. Accordingly, these stockholders, if they act together, may exercise substantial influence over matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger. This concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discourage a potential acquirer from attempting to obtain control over Sensus, which in turn could have a material adverse effect on the market value of Sensus’s common stock.

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

In connection with the preparation of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have since enhanced our internal control environment and remediated this material weakness. However, we cannot guarantee that we will not identify different material weaknesses in the future.

Item 1B. UNRESOLVED STAFF COMMENTS

The Company has no unresolved comments from the SEC staff relating to the Company’s periodic or current reports filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Item 2. PROPERTIES

The Company’s corporate headquarters is located in Boca Raton, Florida and occupies a total of 10,356 square feet of space under a lease and a sublease that both expire in September 2027. The Company believes that the current facilities are suitable and adequate to meet the Company’s current needs and that suitable additional space will be available as and when needed. The Company’s main manufacturing function is physically located at our third-party manufacturer’s facility in Oak Ridge, Tennessee. Additional disclosures have been included within Note 6, Commitments and Contingencies, of the consolidated financial statements.

Item 3. LEGAL PROCEEDINGS

From time to time, Sensus is party to certain legal proceedings in the ordinary course of business. Management, after consultation with legal counsel, currently does not anticipate that the aggregate liability arising out of these legal proceedings will have a material effect on Sensus’s results of operations, financial position, or cash flows and have assessed that there is no need to record a liability for these legal proceedings and related contingencies. Additional disclosures have been included within Note 6, Commitments and Contingencies, of the consolidated financial statements.

Item 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II.

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Class A common stock is publicly traded on the NASDAQ Capital Market under the symbol “SRTS.”

Holders

At the close of business on February 13, 2025, there were 17 common stockholders of record. This does not include “street name” or beneficial owners, whose shares are held of record by banks, brokers, and other financial institutions.

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

Unregistered Sales of Securities

There were no unregistered sales of securities during the year ended December 31, 2024.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

In August 2023, the Company announced that its Board of Directors had authorized a program to purchase up to $3,000,000 of shares of its common stock. Purchases may be made in a variety of methods, including open market, from time to time, depending upon market conditions, including the market price of the common stock, and other factors. The program has no time limit and may be modified, suspended, or discontinued at any time. No purchases were made during the fourth quarter of 2024 by or on behalf of the Company.

Item 6. RESERVED

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis (“MD&A”) in conjunction with the information set forth within the financial statements and related notes included in this Annual Report on Form 10-K.

Overview

As discussed elsewhere in this Report, Sensus achieved profitability for the first time in 2021, maintained profitability in 2023 and 2024, and seeks to maintain and increase profitability in 2025 by, among other things, increasing sales and managing operational expenses where necessary in order to continue to invest in research and development of new products and marketing initiatives to promote the Company’s products. However, Sensus faces a number of uncertainties in 2025 that could impact our ability to achieve this goal. These include inflation and international trade issues. Either of these matters could adversely affect the Company’s ability to do business in a number of countries and geographic regions, including China.

Components of our results of operations

Sensus manages its business globally within one reportable segment, which is consistent with how management views the business, prioritizes investment and resource allocation decisions, and assesses operating performance.

Results of Operations

	For the Years Ended
	December 31,
(in thousands, except shares and per share data)	2024	2023

Revenues	$41,807	$24,405
Cost of sales	17,376	10,345
Gross profit	24,431	14,060
Operating expenses
General and administrative	7,147	5,156
Selling and marketing	4,978	5,608
Research and development	4,216	3,678
Total operating expenses	16,341	14,442
Income (loss) from operations	8,090	(382)
Other income:
Gain on sale of assets	—	42
Interest income	932	992
Other income, net	932	1,034
Income before income tax	9,022	652
Provision for income taxes	2,375	167
Net income	$6,647	$485
Net income per share – basic	$0.41	$0.03
diluted	$0.41	$0.03
Weighted average number of shares used in computing net income per share – basic	16,312,351	16,259,254
diluted	16,359,616	16,266,139

2024 Compared with 2023

Revenues of $41.8 million in 2024 increased by $17.4 million, or 71%, from $24.4 million in 2023. The increase was primarily driven by a higher number of units sold, with 115 units sold in the year ended December 31, 2024 compared to 67 units sold in the year ended December 31, 2023.

Cost of sales of $17.4 million in 2024 increased by $7.1 million, or 69%, from $10.3 million in 2023. The increase in cost of sales was primarily related to a higher number of units sold in the year ended December 31, 2024 compared to the year ended December 31, 2023.

Gross profit of $24.4 million, or 58.4% of revenue, in 2024 increased by $10.3 million, or 73%, from $14.1 million, or 57.8% of revenue, in 2023. The increase in gross profit was primarily driven by a higher number of units sold in the year ended December 31, 2024 compared to the year ended December 31, 2023.

General and administrative expenses of $7.1 million in 2024 increased by $1.9 million, or 37%, from $5.2 million in 2023. The net increase in general and administrative expense was primarily due to higher compensation, professional fees and bad debt expense, which were offset by a reduction in bank fees and insurance expense.

Selling and marketing expenses of $5.0 million in 2024 decreased by $0.6 million, or 11%, from $5.6 million in 2023. The decrease was primarily attributable to the decrease in marketing agency expense, travel expense, and payroll cost due to lower headcount.

Research and development expenses of $4.2 million in 2024 increased by $0.5 million, or 14%, from $3.7 million in 2023. The increase was primarily due to higher compensation expenses and existing product development cost offset by a decrease in expenses related to a project to develop a drug delivery system for aesthetic use during 2024.

Other income, net of $0.9 million and $1.0 million in the years ended December 31, 2024 and 2023, respectively, relate primarily to interest income.

Cash and cash equivalents of $22.1 million at December 31, 2024 decreased by $1.0 million, or 4%, from $23.1 million at December 31, 2023. See Cash flows for details on the change in cash and cash equivalents during the year ended December 31, 2024.

Accounts receivable, net of $19.7 million at December 31, 2024 increased by $9.1 million, or 86%, from $10.6 million at December 31, 2023, primarily due to the increase in sales to the Company’s primary customer that is subject to extended payment terms.

Inventories of $10.1 million at December 31, 2024 decreased by $1.8 million, or 15%, from $11.9 million at December 31, 2023, primarily due to a shipments of units sold during the year ended December 31, 2024.

Liabilities

There were no borrowings under our revolving lines of credit at December 31, 2024 or December 31, 2023. See Note 3, Debt, to the consolidated financial statements for further discussion.

Liquidity and Capital Resources

Overview

In general terms, liquidity is a measurement of the Company’s ability to meet its cash needs. For the year ended December 31, 2024, funding was derived primarily from cash generated by the sale of equipment to our customers in the ordinary course of business. The Company believes that proceeds from maturing cash equivalents, as well as the Company’s borrowing capacity under its existing line of credit and access to capital resources are sufficient to meet operating capital and funding requirements for the next 12 months from the date of this annual report. Please see Note 3, Debt, to the consolidated financial statements for a discussion regarding the Company’s revolving credit facility with Comerica Bank. The Company’s liquidity position and capital requirements may be impacted by a number of factors, including the following:

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

Cash flows

The following table provides a summary of the Company’s cash flows for the periods indicated:

	For the Years Ended
	December 31
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$(831)	$(2,145)
Investing activities	(276)	(187)
Financing activities	15	(40)
Total	$(1,092)	$(2,372)

Cash flows from operating activities

Net cash used in operating activities was $0.8 million for the year ended December 31, 2024, consisting of net income of $6.6 million and non-cash charges of $1.1 million, offset by an increase in net operating assets of $8.5 million. Cash flows provided by operating activities primarily include the receipt of revenues offset by the payment of operating expenses incurred in the normal course of business. Non-cash items consisted of credit loss expense, deferred income taxes, stock-based compensation expense, provision for product warranties, amortization of right-of-use asset and depreciation and amortization of property and equipment. Net cash used in operating activities was $2.1 million for the year ended December 31, 2023, consisting of net income of $0.5 million and non-cash charges of $1.0 million, offset by a decrease in net operating liabilities of $3.6 million. Non-cash charges consisted of credit loss expense, deferred income taxes, stock-based compensation expense, provision for product warranties, amortization of right-of-use asset, depreciation and amortization of property and equipment and gain on sale of assets.

Cash flows from investing activities

Net cash used in investing activities during the year ended December 31, 2024 reflected $0.3 million of purchases of property and equipment. Net cash used in investing activities during the year ended December 31, 2023 mainly reflected $0.2 million of purchases of property and equipment.

Cash flows from financing activities

Net cash provided by financing activities during the year ended December 31, 2024 reflected $67 thousand of exercised stock options, offset by $52 thousand of withholding taxes on stock-based compensation. Net cash used in financing activities during the year ended December 31, 2023 reflected $27 thousand of repurchases of common stock and $59 thousand of withholding taxes on stock-based compensation, offset by $46 thousand of exercised stock options.

Inflation

During 2024, increased commodity and shipping prices and energy and labor costs resulted in inflationary pressures across various parts of our business and operations, including on our customers, partners, and suppliers. We continue to monitor the impact of inflation and we are taking actions, such as ordering inventory in advance, to minimize its effects on our product cost and sales.

Indebtedness

Please see Note 3, Debt, to the consolidated financial statements.

Contractual Obligations and Commitments

Please see Note 6, Commitments and Contingencies, to the consolidated financial statements.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. Management has not applied any critical accounting estimates but has identified certain accounting policies as critical to understanding the financial condition and results of operations. For a detailed discussion on the application of these and other accounting policies, see the notes to the consolidated financial statements included in this Annual Report on Form 10-K.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS OF SENSUS HEALTHCARE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Sensus Healthcare, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Sensus Healthcare, Inc. and Subsidiaries (the “Company”) as of December 31, 2024, and the related consolidated statement of income, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As described in Notes 1 and 12, the Company adopted Accounting Standards Update No. 2023-07, “Segment Reporting ("Topic 280"): Improvements to Reportable Segment Disclosures,” as of January 1, 2024, which is retrospectively applied to January 1, 2023. Except for the effects of the retrospective presentation for the adoption of Topic 280, we were not engaged to audit, review, or apply any procedures to the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, other than as stated above and, accordingly, we do not express an opinion or any other form of assurance about whether such financial position has been fairly stated as of December 31, 2023 and for the year then ended. Those balances were audited by the predecessor auditor.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

MIAMI    |    FT. LAUDERDALE    |    BOCA RATON    |    WEST PALM BEACH    |    NEW YORK CITY

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

/s/ Berkowitz Pollack Brant, Advisors + CPAs

We have served as the Company’s auditor since 2024.

West Palm Beach, FL

March 5, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Sensus Healthcare, Inc.

Opinion on the Financial Statements

We have audited, before the effects of the retrospective presentation adjustments for the adoption of ASU No. 2023-07, Segment Reporting, discussed in Note 1 and 12 to the consolidated financial statements, the accompanying consolidated balance sheet of Sensus Healthcare, Inc. (the “Company”) as of December 31, 2023, the related consolidated statements of income, stockholders’ equity and cash flows for the year ended December 31, 2023 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, before the effects of the retrospective presentation adjustments for the adoption of ASU No. 2023-07, Segment Reporting, discussed in Note 1 and 12 to the consolidated financial statements, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the retrospective presentation adjustments for the adoption of ASU No. 2023-07, Segment Reporting discussed in Note 1 and 12 to the consolidated financial statements, and accordingly, we do not express an opinion or any other form of assurance about whether such retrospective presentation adjustments are appropriate and have been properly applied. Those retrospective presentation adjustments were audited by other auditors.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Sensus Healthcare, Inc.

March 15, 2024

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

Marcum LLP

We served as the Company’s auditor from 2012 through 2024.

Tampa, Florida

March 15, 2024

SENSUS HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31,	December 31,
(in thousands, except shares and per share data)	2024	2023

Assets
Current assets
Cash and cash equivalents	$22,056	$23,148
Accounts receivable, net	19,731	10,645
Inventories	10,097	11,861
Prepaid inventory	3,347	2,986
Other current assets	1,507	888
Total current assets	56,738	49,528
Property and equipment, net	1,997	464
Deferred tax asset	2,197	2,140
Operating lease right-of-use asset, net	581	774
Other noncurrent assets	652	804
Total assets	$62,165	$53,710
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$4,811	$2,793
Product warranties	329	538
Operating lease liability, current portion	204	187
Income tax payable	—	37
Deferred revenue, current portion	541	657
Total current liabilities	5,885	4,212
Operating lease liability	398	596
Deferred revenue, net of current portion	55	60
Total liabilities	6,338	4,868
Commitments and contingencies
Stockholders’ equity
Preferred stock, 5,000,000 shares authorized and none issued and outstanding	—	—
Common stock, $0.01 par value – 50,000,000 authorized; 17,036,845 issued and 16,495,396 outstanding at December 31, 2024; 16,907,095 issued and 16,374,171 outstanding at December 31, 2023	169	169
Additional paid-in capital	45,795	45,405
Treasury stock, 541,449 and 532,924 shares at cost, at December 31, 2024 and December 31, 2023, respectively	(3,571)	(3,519)
Retained earnings	13,434	6,787
Total stockholders’ equity	55,827	48,842
Total liabilities and stockholders’ equity	$62,165	$53,710

See accompanying notes to the consolidated financial statements.

SENSUS HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended
	December 31,
(in thousands, except shares and per share data)	2024	2023

Revenues	$41,807	$24,405
Cost of sales	17,376	10,345
Gross profit	24,431	14,060
Operating expenses
General and administrative	7,147	5,156
Selling and marketing	4,978	5,608
Research and development	4,216	3,678
Total operating expenses	16,341	14,442
Income (loss) from operations	8,090	(382)
Other income:
Gain on sale of assets	—	42
Interest income, net	932	992
Other income, net	932	1,034
Income before income tax	9,022	652
Provision for income taxes	2,375	167
Net income	$6,647	$485
Net income per share – basic	$0.41	$0.03
diluted	$0.41	$0.03
Weighted average number of shares used in
computing net income per share – basic	16,312,351	16,259,254
diluted	16,359,616	16,266,139

See accompanying notes to the consolidated financial statements.

SENSUS HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(in thousands,	Common Stock		Additional Paid-In	Treasury Stock		Retained
except shares)	Shares	Amount	Capital	Shares	Amount	Earnings	Total

December 31, 2022	16,902,761	$169	$45,031	(512,342)	$(3,433)	$6,302	$48,069
Stock-based compensation	10,000	—	359	—	—	—	359
Exercise of stock options	8,334	—	46	—	—	—	46
Stock repurchase	—	—	—	(9,427)	(27)	—	(27)
Forfeiture of restricted stock units	(14,000)	—	(31)	—			(31)
Surrender of shares for tax withholding on stock-based compensation	—	—	—	(11,155)	(59)	—	(59)
Net income	—	—	—	—	—	485	485
December 31, 2023	16,907,095	$169	$45,405	(532,924)	$(3,519)	$6,787	$48,842
Stock-based compensation	120,000	—	325	—	—	—	325
Exercise of stock options	12,000	—	67	—	—	—	67
Forfeiture of restricted stock units	(2,250)	—	(2)	—	—	—	(2)
Surrender of shares for tax withholding on stock-based compensation	—	—	—	(8,525)	(52)	—	(52)
Net income	—	—	—	—	—	6,647	6,647
December 31, 2024	17,036,845	$169	$45,795	(541,449)	$(3,571)	$13,434	$55,827

See accompanying notes to the consolidated financial statements.

SENSUS HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in thousands)	2024	2023
Cash flows from operating activities
Net income	$6,647	$485
Adjustments to reconcile net income to net cash and cash equivalents used in operating activities:
Credit loss expense	123	7
Depreciation and amortization	239	275
Gain on sale of assets	—	(42)
Amortization of right-of-use asset	193	186
Provision for product warranties	255	603
Stock-based compensation	323	328
Deferred income taxes	(57)	(427)
Changes in operating assets and liabilities:
Accounts receivable	(9,209)	6,647
Inventories	268	(8,577)
Prepaid inventory	(361)	3,275
Other current assets	(619)	(228)
Other noncurrent assets	152	(312)
Accounts payable and accrued expenses	2,018	(2,728)
Operating lease liability	(181)	(201)
Income tax payable	(37)	(853)
Deferred revenue	(121)	(115)
Product warranties	(464)	(468)
Net cash used in operating activities	(831)	(2,145)
Cash flows from investing activities
Acquisition of property and equipment	(276)	(229)
Proceeds from sale of assets	—	42
Net cash used in investing activities	(276)	(187)
Cash flows from financing activities
Repurchase of common stock	—	(27)
Withholding taxes on stock-based compensation	(52)	(59)
Exercise of stock options	67	46
Net cash provided by (used in) financing activities	15	(40)
Net decrease in cash and cash equivalents	(1,092)	(2,372)
Cash and cash equivalents – beginning of year	23,148	25,520
Cash and cash equivalents – end of year	$22,056	$23,148
Supplemental disclosure of cash flow information:
Interest paid	$—	$—
Income tax paid	$2,582	$1,440
Supplemental schedule of noncash investing and financing transactions:
Transfer of inventory to property and equipment	$1,496	$217

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

In 2024, the Company formed Sensus Healthcare Services, LLC, a wholly-owned subsidiary that provides operational healthcare services in the form of equipment, radiation oncology and physics oversight, including radiotherapy technologists for dermatology clinics.

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

Change in Accounting Estimate

In the fourth quarter of 2023, the Company changed its estimate that it was probable that it would make commission payments to certain of its employees as compensation expense. As it was no longer probable that the payments would be made, the Company reversed the accrued compensation expense, which was included in accounts payable and accrued expenses in the consolidated balance sheets, related to these payments. This change in estimate resulted in a decrease in selling and marketing expenses of $853,500, or $0.05 per share (basic and diluted) for the year ended December 31, 2023.

Revenue Recognition

The Company’s revenue is derived from sales of the Company’s devices and services related to operating, maintaining and repairing the devices as part of a contract or on an ad-hoc basis without a service contract.

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

Our service contracts include maintenance or repair service for device purchases and personnel service contracts to assist in the use and operation of leased-out equipment under lease agreements where the Company is the lessor.

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

The revenues from personnel service contracts are recognized in the period that the work is performed, as the Company has elected the practical expedient under Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, to recognize revenue in the amount to which the entity has a right to invoice. The service contracts can be terminated by mutual written agreement.

The Company has determined that in practice no significant discount is given on service contracts when offered with the device purchase or equipment lease as compared to when sold on a stand-alone basis. The service level provided is identical whether the service contract is purchased on a stand-alone basis or together with the device purchase or equipment lease. The Company may also incur preparation cost to ensure the customer’s space meets the requirements and specifications for the operation of the equipment. The preparation cost is expensed as incurred.

The components of disaggregated revenue for the years ended December 31, 2024 and 2023 were as follows:

	For the Years Ended
	December 31,
(in thousands)	2024	2023
Product Revenue - recognized at a point in time	$36,398	$20,347
Product Revenue - recognized over time	247	—
Service Revenue - recognized at a point in time	1,961	1,261
Service Revenue - recognized over time	3,201	2,797
Total Revenue	$41,807	$24,405

The Company operates in a highly regulated environment, primarily in the U.S. dermatology market, in which state regulatory approval is sometimes required prior to the customer being able to use the product. In cases where such regulatory approval is pending, revenue is deferred until such time as regulatory approval is obtained.

Deferred revenue activity for 2024 and 2023 was as follows:

(in thousands)	Product	Service	Total
December 31, 2022	$45	$787	$832
Revenue recognized	(45)	(2,797)	(2,842)
Amounts invoiced	36	2,691	2,727
December 31, 2023	$36	$681	$717
Revenue recognized	(300)	(3,201)	(3,501)
Amounts invoiced	345	3,035	3,380
December 31, 2024	$81	$515	$596

Remaining performance obligations related to deposits for products have original expected durations of one year or less. Estimated service revenue to be recognized in the future related to the performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2024 is as follows:

Year	Service Revenue
2025	461
2026	44
2027	10
Total	$515

For the years ended December 31, 2024 and 2023, the Company paid commissions for certain equipment sales. Because the recovery of commissions is expected to occur from product revenue within one year, the Company charges commissions to expense as incurred.

In addition, the Company incurs commissions associated with equipment lease agreements, which are accounted for as initial direct costs and recorded in other noncurrent assets in the consolidated balance sheets. The commission is capitalized at the commencement of the lease and recognized as an expense in selling and marketing expenses over the lease term.

Shipping and handling costs are expensed as incurred and are included in cost of sales.

Concentration

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable.

The Company maintains cash balances at financial institutions in excess of federally insured limits. The Company has not experienced any losses related to these balances. The Federal Deposit Insurance Corporation insures eligible accounts up to $250,000 per depositor at each financial institution. The Company holds cash at well-known banks and does not believe that it is exposed to any significant credit risks on its cash.

One customer in the U.S. accounted for 73% and 61% of revenue for the years ended December 31, 2024 and 2023, respectively, and 86% and 85% of accounts receivable as of December 31, 2024 and 2023, respectively.

Geographical Information

The following table illustrates total revenue for the years ended December 31, 2024 and 2023 by geographic region.

	For the Years Ended
	December 31,
(in thousands)	2024		2023
United States	$40,180	96%	$22,279	91%
China	1,445	3%	1,491	6%
Israel	172	1%	43	0%
Turkey	—	0%	265	1%
Guatemala	—	0%	190	1%
Ireland	—	0%	135	1%
Other	10	0%	2	0%
Total Revenue	$41,807	100%	$24,405	100%

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

The Company does business and extends credit based on an evaluation of each customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company estimates future credit losses based on the age of customer receivable balances, collection history and forecasted economic trends. Future collections can be significantly different from historical collection trends or current estimates. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The allowance for expected credit losses was $0.1 million and $0 as of December 31, 2024 and 2023, respectively. Credit loss expense for the years ended December 31, 2024 and 2023 was $0.1 million and $7 thousand, respectively.

Inventories

Inventories consist of finished product and components and are stated at the lower of cost or net realizable value, determined using the first-in-first-out method.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation on property and equipment is calculated on the straight-line basis over the estimated useful life of each asset. Maintenance and repairs are expensed as incurred; expenditures that enhance the value of property or extend their useful lives are capitalized. When assets are sold or returned, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in other income in the consolidated statements of income.

Inventory units designated for customer demonstrations, as part of the sales process, are reclassified to property and equipment and the depreciation is recorded in selling and marketing expense. Property and equipment that were reclassified to or from inventory were $1.5 million and $0.2 million for the years ended December 31, 2024 and 2023, respectively. These property and equipment were for demonstrations and the leasing program where the Company is the lessor.

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

The factors used in the earnings per share computation are as follows:

	For the Years Ended
	December 31,
(in thousands)	2024	2023
Basic
Net income	$6,647	$485
Weighted average number of shares used in computing net income per share – basic	16,312	16,259
Net income per share - basic	$0.41	$0.03
Diluted
Net income	$6,647	$485
Weighted average number of shares used in computing net income per share – basic	16,312	16,259
Dilutive effects of:
Stock options	7	5
Restricted stock awards	41	2
Weighted average number of shares used in computing net income per share – diluted	16,360	16,266
Net income per share - diluted	$0.41	$0.03

The full shares listed below were not included in the computation of diluted net income per share because to do so would have been antidilutive for the periods presented:
Restricted stock awards	—	57,250

Diluted net income per share for the year ended December 31, 2024 includes the dilutive effect of stock options and restricted stock awards that were issued in December 2022, January 2024, and December 2024 to directors, officers, and employees.

Diluted net income per share for the year ended December 31, 2023 includes the dilutive effect of stock options and restricted stock awards that were issued in July 2021. The stock options and 89,750 restricted stock awards were not in the money as the average price of common stock during the second to fourth quarter was less than the exercise prices. The assumed proceeds of stock options and the restricted stock awards for the treasury stock method is the amount the grantee pays on exercise plus the average amount of unrecognized compensation expense.

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

Advertising Costs

Advertising and promotion costs are charged to expense as incurred. Advertising and promotion costs included in selling and marketing expense in the accompanying statements of income amounted to $1.2 million for both the years ended December 31, 2024 and 2023.

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

The Company has elected the practical expedient to combine lease and non-lease components when the components qualify to be combined. Continuous supporting services are the primary non-lease components and are not predominant. As a result, the combined components are accounted for as a lease under ASC 842, Leases. The revenues from non-lease components that are not qualified to be combined are recognized when the services are rendered under ASC 606, Revenue from Contracts with Customers. The revenues from non-lease components were $0.3 million for the year ended December 31, 2024.

For operating leases where the Company is the lessor, the Company recognizes the underlying assets and depreciates them over the estimated useful life which is based upon an estimate of the residual value expected at the end of the lease term. Lease income is recognized on a straight-line basis over the lease term when the lease payment is determined. Lease income is not recognized when collection of all contractual rents over the term of the agreement is not probable. When collection is not probable, the Company limits the lease income to the lesser of the revenue recognized on a straight-line basis or cash basis. The lease income is included in revenues in the consolidated statements of income.

Variable lease payments associated with the leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed occurs. Variable lease payments are presented within revenues in the consolidated statements of income.

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

Uncertain tax positions are recognized in the consolidated financial statements only if that position is more likely than not to be sustained upon examination by taxing authorities, based on the technical merits of the position. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standard Board (“FASB”) issued ASU 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, to provide temporary optional expedients and exceptions to U.S. GAAP guidance on contract modifications to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate, or LIBOR, to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. The guidance is effective prospectively as of March 12, 2020 through December 31, 2022 and interim periods within those fiscal years. In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 which was issued to defer the sunset date of Topic 848 to December 31, 2024. These updates did not have a significant impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to enhance disclosures about significant segment expenses for public entities reporting segment information under ASC Topic 280. The amendments require public entities to disclose significant expense categories for each reportable segment, other segment items, the title and position of the chief operating decision-maker, and interim disclosures of certain segment-related information previously required only on an annual basis. The amendments clarify that entities reporting single segments must disclose both the new and existing segment disclosures under Topic 280, and a public entity is permitted to disclose multiple measures of segment profit or loss if certain criteria are met. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of ASU 2023-07 did not have a significant impact on the Company's consolidated financial statements. See Note 12, Segment Reporting, for the required disclosures.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (“ASU 2024-03”) which requires entities to (i) disclose amounts of (a) purchase of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and, (e) depreciation, depletion, and amortization recognized as part of oil-and gas-producing activities, (ii) include certain amounts that are already required to be disclosed under current U.S. GAAP in the same disclosures as other disaggregation requirements, (iii) disclose a qualitative description of the amounts remaining in relevant expense captions that are not necessarily disaggregated quantitatively, and (iv) disclose the total amount of selling expenses, in annual reporting periods, an entity’s definition of selling expense. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027.  Early adoption is permitted. The Company is currently evaluating ASU 2024-03 to determine the impact it may have on its consolidated financial statements.

Note 2 — Property and Equipment

Property and equipment consists of the following:

(in thousands)	As of December 31, 2024	As of December 31, 2023	Estimated Useful Lives

Operations equipment	$940	$1,018	3-10 years
Equipment leased to customers	1,597	—	10 years
Tradeshow and demo equipment	1,184	1,184	3 years
Computer equipment	168	145	3 years
Subtotal	3,889	2,347
Construction in progress	228	—
Less accumulated depreciation	(2,120)	(1,883)
Property and Equipment, Net	$1,997	$464

Depreciation expense was $0.2 million and $0.2 million for the years ended December 31, 2024 and 2023, respectively.

Note 3 — DEBT

On September 11, 2023, the Company entered into a new revolving credit facility (the “Credit Facility”) with Comerica Bank (“Comerica”), replacing the prior facility with Silicon Valley Bank, that provided for maximum borrowings of $10 million. The Credit Facility may be terminated by the Company or Comerica at any time without penalty. At December 31, 2024, the available borrowings under this facility were $10 million. Any borrowings bear interest at the Secured Overnight Financing Rate plus 2.50% (or 6.99% at December 31, 2024) and would be due upon demand by Comerica. The Credit Facility is secured by all of the Company’s assets. In October 2024, the Credit Facility was amended to extend the term of the Credit Facility to November 1, 2026 and to increase the maximum borrowings to $15.0 million. The amended Credit Facility includes updated covenants requiring that the Company maintain (1) unencumbered liquid assets having a minimum value of $10.0 million in a Comerica account; (2) minimum profitability of $1 on a trailing 12-month basis; and (3) the contractual relationship with the manufacturer of the SRT-100 discussed in Note 6, Commitments and Contingencies – Manufacturing Agreement. There were no other significant changes to the terms of the Credit Facility.

The Company was in compliance with its financial covenants under the respective facilities as of December 31, 2024 and December 31, 2023. There were no borrowings outstanding under either facility at December 31, 2024 or December 31, 2023.

Note 4 — Product Warranties

Changes in product warranty liability were as follows for the years ended December 31, 2024 and 2023:

(in thousands)
Balance, December 31, 2022	$403
Warranties accrued during the period	603
Payments on warranty claims	(468)
Balance, December 31, 2023	$538
Warranties accrued during the period	255
Payments on warranty claims	(464)
Balance, December 31, 2024	$329

Note 5 — Leases

Operating Lease Agreements

The Company leases its headquarters office from an unrelated third party under a lease expiring in September 2027. The amortization expense of the right of use lease asset was $0.2 million and $0.2 million for the years ended December 31, 2024 and 2023, respectively. In January 2025, the Company entered into a sublease agreement with an unrelated third party to lease a new office space which is adjacent to the current headquarters office. The sublease will be effective from January 2025 to September 2027.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of December 31, 2024.

Maturity of Operating Lease Liability	Amount
2025	$229
2026	236
2027	181
Total undiscounted operating leases payments	$646
Less: Imputed interest	(44)
Present Value of Operating Lease Liability	$602
Operating lease liability, current portion	$204
Operating lease liability, net of current portion	$398

Other Information
Weighted-average remaining lease term	2.75 years
Weighted-average discount rate	5%

Cash paid for amounts included in the measurement of operating lease liabilities was $0.2 million and $0.2 million for the years ended December 31, 2024 and 2023, respectively, and is included in cash flows from operating activities in the accompanying consolidated statements of cash flows.

Operating lease cost recognized as expense was $0.2 million for the years ended December 31, 2024 and 2023. The financing component for operating lease obligations represents the effect of discounting the operating lease payments to their present value.

Lessor Accounting

Beginning in the quarter ended June 30, 2024, the Company, through its subsidiary, Sensus Healthcare Services, LLC, leases superficial radiotherapy equipment to dermatology clinics. These leases generally have an initial lease term of 60 months and automatically renew for a one-year period upon the expiration of the initial lease term. Payments due under the leases may be fixed or variable payments.

The components of lease income for the year ended December 31, 2024 are as follows:

For the
Year Ended
(in thousands)	December 31, 2024
Lease income - operating leases - fixed payments	$192
Lease income - operating leases - variable payments	55
Total	$247

The future minimum fixed lease payments to be received under the lease agreements as of December 31, 2024 are as follows:

(in thousands)	Amount
2025	$256
2026	256
2027	256
2028	256
2029	256
Thereafter	87
Total	$1,367

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

The Company pays this manufacturer for finished goods in advance of the inventory being received. The Company paid this manufacturer $9.9 million and $10.3 million for finished goods for the years ended December 31, 2024 and 2023, respectively. Approximately $10.3 million and $12.7 million of finished goods was received from this manufacturer for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and December 31, 2023, a prepayment related to these finished goods of $3.3 million and $3.0 million, respectively, was presented in prepaid inventory in the accompanying consolidated balance sheets.

Legal contingencies

The Company is party to certain legal proceedings in the ordinary course of business. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and related contingencies.

In 2015, the Company learned that the Department of Justice (the “Department”) had commenced an investigation of the billing to Medicare by a physician who had treated patients with the Company’s SRT-100. The Department subsequently advised the Company that it was considering expanding the investigation to determine whether the Company had any involvement in physician’s use of certain reimbursements codes. The Company has received two Civil Investigative Demands from the Department seeking documents and written responses in connection with its investigation. The Company has fully cooperated with the Department. The Company disputes that it has engaged in any wrongdoing with respect to such reimbursement claims; among other considerations, the Company does not submit claims for reimbursement or provide coding or billing advice to physicians. To the Company’s knowledge, the Department has made no determination as to whether the Company engaged in any wrongdoing, or whether to pursue any legal action against the Company. Should the Department decide to pursue legal action, the Company believes it has strong and meritorious defenses and will vigorously defend itself. As of December 31, 2024, the Company was unable to estimate the cost associated with this matter.

Note 7 — Employee Benefit Plans

The Company sponsors a 401(k) defined contribution retirement plan that allows eligible employees to contribute a portion of their compensation, as defined by the plan and subject to Internal Revenue Code limitations. The Company makes contributions to the plan which include matching a percentage of the employees’ contributions up to certain limits. Expenses related to this plan totaled $0.1 million for each of the years ended December 31, 2024 and 2023.

Note 8 — Stockholders’ Equity

Preferred Stock

The Company has authorized 5 million shares of preferred stock. No shares of preferred stock were issued or outstanding at December 31, 2024 or December 31, 2023.

Treasury Stock

Treasury stock includes shares surrendered by employees for tax withholding on the vesting of restricted stock awards and shares repurchased in open market transactions. 8,525 and 11,155 shares were surrendered by employees for tax withholding for the years ended December 31, 2024 and 2023, respectively. During the years ended December 31, 2024 and 2023, the Company repurchased 0 and 9,427 shares, respectively, in open market transactions.

Note 9 — Equity-based Compensation

2016 and 2017 Equity Incentive Plans

The Company’s 2016 Equity Incentive Plan and the 2017 Incentive Plan, as amended in June 2023 (collectively, the “Plans”), provide for the issuance of up to 397,473 shares and 750,000 shares, respectively. In addition, unless the Compensation Committee specifically determines otherwise, the maximum number of shares available under the Plans and the awards granted under the Plans will be subject to appropriate adjustment in the case of any stock dividends, stock splits, recapitalizations, reorganizations, mergers, consolidations, exchanges or other changes in capitalization affecting the Company’s common stock. The awards may be made in the form of restricted stock awards or stock options, among other things. As of December 31, 2024 and 2023, 195,223 and 312,973 shares were available to be granted in the Plans, respectively.

On February 1, 2020, a total of 35,000 shares of restricted stock were issued to employees. The restricted shares vested 25% per year over a four-year period. The grant date fair value of $4.11 per share was recognized as expense on a straight-line basis over the vesting period. During the year ended December 31, 2024, 2,500 shares of common stock vested. During the year ended December 31, 2023, 5,000 shares of common stock vested, and 10,000 shares of unvested common stock were forfeited due to the termination of three employees. As of December 31, 2024, the shares issued on February 1, 2020 were fully vested.

On July 21, 2021, a total of 130,000 shares of restricted stock were issued to employees and board members. The restricted shares vested 25% at grant date and 25% per year over a three-year period. The grant date fair value of $3.84 per share was being recognized as expense on a straight-line basis over the vesting period. During each of the years ended December 31, 2024 and 2023, 32,500 shares of common stock vested. As of December 31, 2024, the shares issued on July 21, 2021 were fully vested.

On December 19, 2022, a total of 77,000 shares of restricted stock were issued to employees. The restricted shares vest 25% per year over a four-year period. The fair value of $6.40 per share, the stock price on grant date, is being recognized as expense on a straight-line basis over the vesting period. During the year ended December 31, 2024, 17,500 shares of common stock vested, and 2,250 shares of unvested common stock were forfeited due to the termination of three employees. During the year ended December 31, 2023, 18,250 shares of common stock vested, and 4,000 shares of unvested common stock were forfeited due to the termination of four employees.

On January 26, 2023, 10,000 shares of common stock were issued to an employee and were recorded at the fair value of $8.96 per share, the stock price on the grant date. The shares were fully vested on the grant date.

On January 11, 2024, 20,000 shares of common stock with a fair value of $2.65 per share, the stock price on the grant date, were issued to an employee. 10,000 of the shares vested and the expense related to these shares was recognized on the grant date. The remaining 10,000 shares vested in January 2025. The grant date fair value of $2.65 per share is being recognized as expense on a straight-line basis over the vesting period.

On December 17, 2024, 100,000 shares of common stock with a fair value of $7.78 per share, the stock price on the grant date, were issued to employees and directors. 10,000 of the shares issued to one individual vested and the expense related to these shares was recognized on the grant date. The remaining 30,000 shared issued to the same individual vest over a three-year period. The remaining 60,000 shares issued to other individuals vest 25% per year over a four-year period. The grant date fair value of $7.78 per share is being recognized as expense on a straight-line basis over the vesting period.

Restricted Stock

Restricted stock activity for the years ended December 31, 2024 and 2023 is summarized below:

Outstanding at	Restricted Stock	Weighted-Average Grant Date Fair Value
December 31, 2022	159,500	$5.11
Granted	10,000	8.96
Vested	(65,750)	5.35
Forfeited	(14,000)	$4.76
December 31, 2023	89,750	$5.41
Granted	120,000	6.93
Vested	(72,500)	4.85
Forfeited	(2,250)	$6.40
December 31, 2024	135,000	$7.04

The Company recognizes forfeitures as they occur. The reduction of stock compensation expense related to the forfeitures was $2 thousand and $31 thousand for the years ended December 31, 2024 and 2023, respectively.

Stock compensation expense related to restricted stock, excluding the recognition of forfeitures, was $0.3 million and $0.4 million for the years ended December 31, 2024 and 2023, respectively.

Unrecognized stock compensation expense was $0.9 million as of December 31, 2024, which will be recognized over a weighted-average period of 3.4 years.

Stock Options

Stock options expire 10 years after the grant date. Options that have been granted are exercisable and vest based on the terms of the related agreements.

The following table summarizes the Company’s stock options activity for the years ended December 31, 2024 and 2023:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)
Outstanding - December 31, 2022	97,884	$5.55	5.08
Granted	—	—	—
Exercised	(8,334)	5.55	—
Expired	—	—	—
Outstanding - December 31, 2023	89,550	$5.55	4.08
Granted	—	—	—
Exercised	(12,000)	5.55	—
Expired	—	—	—
Outstanding - December 31, 2024	77,550	$5.55	3.08
Exercisable – December 31, 2023	89,550	$5.55	4.08
Exercisable – December 31, 2024	77,550	$5.55	3.08

As of December 31, 2024, the stock options have been fully vested. The stock options outstanding had an intrinsic value of $0.1 million and $0 as of December 31, 2024 and 2023, respectively.

Note 11 — Income Taxes

The provision for income taxes consisted of the following:

	For The Years Ended
	December 31,
(in thousands)	2024	2023
Current - Federal	$1,576	$249
Current - State	856	345
Deferred - Federal	(71)	(369)
Deferred - State	14	(58)
Income tax provision	$2,375	$167

For the years ended December 31, 2024 and 2023, the expected tax expense based on the statutory rate is reconciled with the actual tax expense as follows:

	For The Years Ended
	December 31,
	2024	2023
U.S. federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	8.0%	9.7%
Permanent differences	(0.4%)	6.3%
Change in tax rates	(0.4%)	9.0%
Return-to-provision adjustments	(0.5%)	1.9%
Tax credits	(1.5%)	(22.3%)
Income tax provision	26.2%	25.6%

As of December 31, 2024 and December 31, 2023, the Company’s net deferred tax asset consisted of the effects of temporary differences attributable to the following:

	As of December 31,
(in thousands)	2024	2023
Deferred tax assets:
Net operating losses	$647	$814
Stock-based compensation	115	103
Depreciation and amortization	942	762
Accrued expenses and reserves	243	257
Inventory capitalization	165	—
Customer deposits	18	37
Tax credits	267	367
Lease accounting, net	6	2
Gross deferred tax assets	2,403	2,342
Valuation allowance	(185)	(185)
Total deferred tax assets	2,218	2,157
Deferred tax liabilities
Prepaid expenses	(21)	(17)
Total deferred tax liabilities	(21)	(17)
Net deferred tax assets	$2,197	$2,140

The Company has state net operating loss carryforwards (each, an “NOL”) spread across various jurisdictions with a combined total of approximately $6.3 million as of December 31, 2024. A majority of the state NOL’s are attributed to the State of Illinois which begin to expire in 2037. Additionally, the Company also has federal and state tax credit carryforwards of approximately $0.3 million as of December 31, 2024. These credit carryforwards do not expire.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the future generation of taxable income during the periods in which those temporary differences become deductible. Management considers the ability to carryback taxable income, future reversals of existing taxable temporary differences, tax-planning strategies, and future taxable income exclusive of reversing temporary differences and carryforwards in making this assessment. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2024, management determined there continues to be sufficient positive evidence that it is more likely than not that the net deferred tax assets (other than foreign net operating losses) are realizable.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2024 and 2023. The Company does not expect any significant changes in its unrecognized tax benefits within 12 months of the reporting date. The Company has U.S. federal and certain state tax returns subject to examination by tax authorities beginning with those filed for the year ended December 31, 2017.

Note 12 — Segment Reporting

The Company has a single reportable segment focused around sale of similar products and related services. This reportable segment derives revenues from customers by selling medical devices which are used to treat oncological and non-oncological skin conditions with SRT technology and providing services related to operating, maintaining, and repairing these devices.

The Company’s chief operating decision-maker (the “CODM”), who is the chief executive officer, assesses performance for the reportable segment and decides how to allocate resources using net income as the primary measure of profitability. The CODM is not regularly provided with specific segment expenses, but focuses on revenue, gross profit, and net income. Expense information, including cost of sales can be easily computed from the provided information. These segment (and consolidated) measures of profitability are shown in the consolidated statements of income. The measure of segment assets is reported on the consolidated balance sheets as total assets.

Note 13 — Subsequent Events

The Company has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued for potential recognition or disclosure. The Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosure matters.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

As of December 31, 2024, the end of the year covered by this Annual Report on Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2024, the end of the year covered by this Annual Report on Form 10-K, we did maintain effective disclosure controls and procedures, and that the previously disclosed material weakness around information technology general controls has been remediated.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our internal control over financial reporting. Our management used the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to perform this evaluation. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2024.

As a smaller reporting company, our independent registered accounting firm is not required to issue an attestation report on our internal control over financial reporting.

Management’s Remediation Measures

As disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, management identified a material weakness in the control environment as discussed below.

●	Information technology general controls were not designed and operating effectively to ensure that access to applications and data were adequately restricted to appropriate personnel, ensure segregation of duties, and appropriately monitor the activities of the individuals with access to modify data.

The Company remediated the material weakness by implementing new and enhanced controls designed to ensure that access to information technology applications and data is adequately restricted to appropriate personnel, ensure segregation of duties, and appropriately monitor the activities of the individuals with access to modify data.

Changes in Internal Control Over Financial Reporting

Except for the remediation efforts described above, there have been no significant changes in our internal control over financial reporting during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

The Company is furnishing no other information in this Form 10-K.

Item 9C. DISCLOSURES REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS

Not applicable.

PART III.

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item will be set forth in the Proxy Statement for our 2025 Annual Meeting and is incorporated into this report by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in the Proxy Statement for our 2025 Annual Meeting and is incorporated into this report by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the Proxy Statement for our 2025 Annual Meeting and is incorporated into this report by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the Proxy Statement for our 2025 Annual Meeting and is incorporated into this report by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in the Proxy Statement for our 2025 Annual Meeting and is incorporated into this report by reference.

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

Item 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of December 12, 2011, by and between Sensus Healthcare, LLC and Sensus Healthcare, LLC – incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

2.2	Plan of Conversion of Sensus Healthcare, LLC – incorporated by reference to Exhibit 2.2 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

2.3	Asset Purchase Agreement between Sensus Healthcare, Inc. and Empyrean Medical Systems, Inc., dated as of February 25, 2022 – incorporated by reference to Exhibit 2.3 of the Company’s Annual Report on Form 10-K (filed 3/25/22) (No. 001-37714)

3.1	Amended and Restated Certificate of Incorporation of Sensus Healthcare, Inc. – incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (filed 8/13/24)(No. 333-209451).

3.2	Bylaws of Sensus Healthcare, Inc. – incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

4.1	Form of Representatives’ Warrant to Purchase Units – incorporated by reference to Exhibit 4.7 of the Company’s Amendment No. 4 to Registration Statement on Form S-1 (filed 5/19/16) (No. 333-209451).

4. 2	Description of Company’s Common Stock – incorporated by reference to Exhibit 4.4 of the Company’s Annual Report on Form 10-K (filed 3/6/20) (No.001-37714).

10.1+	Sensus Healthcare, Inc. 2016 Equity Incentive Plan – incorporated by reference to Exhibit 10.14 of the Company’s Amendment No. 1 to Registration Statement on Form S-1 (filed 3/10/16)(No. 333-209451).

10.2+	Form of Non-Qualified Option Grant Agreement – incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

10.3+	Employment Agreement between Sensus Healthcare, Inc. and Joseph C. Sardano – incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

10.4#

Manufacturing Agreement, dated as of July 20, 2010, by and between RbM Services, LLC and Sensus Healthcare, LLC – incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

10.5+	Sensus Healthcare, Inc. 2017 Equity Incentive Plan – incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement (filed 5/1/2023)(No. 001-37714).

10.6+	Form of Restricted Stock Award Agreement incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-8 (filed 11/6/17)(No. 333-221372).

10.7+	Employment Agreement between Sensus Healthcare, Inc. and Michael Sardano – incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (filed 5/8/18) (No. 333-209451).

10.8+	Employment Agreement between Sensus Healthcare, Inc. and Javier Rampolla – incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (filed 8/11/23) (No. 001-37714).

10.9	Credit Agreement, dated as of September 11, 2023, by and between the Company and Comerica – incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K (filed 9/14/23) (No. 001-37714).

10.10	Master Revolving Note, dated as of September 11, 2023, made by the Company in favor of Comerica – incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K (filed 9/14/23) (No. 001-37714).

10.11	Security Agreement, dated as of September 11, 2023, made by the Company in favor of Comerica – incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K (filed 9/14/23) (No. 001-37714).

10.12

Amendment No.1 to Credit Agreement between the Company and Comerica Bank, dated as of October 16, 2024 – incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (filed 11/14/24)

10.13

Amendment No.1 to Master Revolving Note between the Company and Comerica Bank, dated as of October 16, 2024 – incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (filed 11/14/24)

14.1	Sensus Healthcare, Inc. Code of Ethics – incorporated by reference to Exhibit 14.1 of the of the Company’s Amendment No. 1 to Registration Statement on Form S-1 (filed 3/10/16)(No. 333-209451).

19.1*	Sensus Healthcare, Inc. Insider Trading Policy

23.1*	Consent of Marcum LLP, Independent Registered Public Accounting Firm

23.2*	Consent of Berkowitz Pollack Brant Advisors + CPAs, LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Joseph C. Sardano, Chairman and Chief Executive Officer of Sensus Healthcare, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Javier Rampolla, Chief Financial Officer of Sensus Healthcare, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Joseph C. Sardano, Chairman and Chief Executive Officer of Sensus Healthcare, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Javier Rampolla, Chief Financial Officer of Sensus Healthcare, Inc., Pursuant to 18 U.S.C. Section 1350.

97	Sensus Healthcare, Inc. Clawback Policy – incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K (filed 3/15/24) (No.001-37714).

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104.*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Indicates a management contract or compensatory plan.

#	Portions of exhibit have been omitted.

*	Filed electronically herewith.

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

SENSUS HEALTHCARE, INC.

Date: March 5, 2025	/s/ Joseph C. Sardano
Joseph C. Sardano
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Joseph Sardano	Chief Executive Officer and Chairman	March 5, 2025
Joseph Sardano	(Principal Executive Officer)

/s/ Javier Rampolla	Chief Financial Officer	March 5, 2025
Javier Rampolla	(Principal Financial and Accounting Officer)

/s/ Megan Cornish	Director	March 5, 2025
Megan Cornish

/s/ William H. McCall	Director	March 5, 2025
William H. McCall

/s/ Anthony B. Petrelli	Director	March 5, 2025
Anthony B. Petrelli

/s/ Michael C. Sardano	Director	March 5, 2025
Michael C. Sardano