Form 10-Q
period 2025-03-31
Sensus Healthcare, Inc.
filed 2025-05-15
CIK 1494891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 6, 2025, there were 16,445,036 shares of the registrant’s common stock outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SENSUS HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and per share data)	As of March 31, 2025	As of December 31, 2024
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$19,072	$22,056
Accounts receivable, net	18,018	19,731
Inventories	9,923	10,097
Prepaid inventory	5,650	3,347
Other current assets	1,533	1,507
Total current assets	54,196	56,738
Property and equipment, net	2,678	1,997
Deferred tax asset	2,087	2,197
Operating lease right-of-use assets, net	633	581
Other noncurrent assets	616	652
Total assets	$60,210	$62,165
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$5,635	$4,811
Product warranties	294	329
Operating lease liabilities, current portion	246	204
Deferred revenue, current portion	550	541
Total current liabilities	6,725	5,885
Operating lease liabilities	408	398
Deferred revenue, net of current portion	43	55
Total liabilities	7,176	6,338
Commitments and contingencies
Stockholders’ equity
Preferred stock, 5,000,000 shares authorized and none issued and outstanding	—	—
Common stock, $0.01 par value – 50,000,000 authorized; 17,036,845 issued and 16,445,036 outstanding at March 31, 2025; 17,036,845 issued and 16,495,396 outstanding at December 31, 2024	169	169
Additional paid-in capital	45,874	45,795
Treasury stock, 591,809 and 541,449 shares at cost, at March 31, 2025 and December 31, 2024, respectively	(3,871)	(3,571)
Retained earnings	10,862	13,434
Total stockholders’ equity	53,034	55,827
Total liabilities and stockholders’ equity	$60,210	$62,165

See accompanying notes to the condensed consolidated financial statements (unaudited).

SENSUS HEALTHCARE, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(unaudited)

	For the Three Months Ended March 31,
(in thousands, except shares and per share data)	2025	2024

Revenues	$8,344	$10,663
Cost of sales	3,990	4,001
Gross profit	4,354	6,662
Operating expenses
General and administrative	2,208	1,579
Selling and marketing	2,186	1,270
Research and development	2,606	926
Total operating expenses	7,000	3,775
Income (loss) from operations	(2,646)	2,887
Other income:
Interest income, net	184	214
Other income, net	184	214
Income (loss) before income tax	(2,462)	3,101
Provision for income taxes	110	827
Net income (loss)	$(2,572)	$2,274
Net income (loss) per share – basic	$(0.16)	$0.14
diluted	$(0.16)	$0.14
Weighted average number of shares used in
computing net income (loss) per share – basic	16,341,867	16,294,970
diluted	16,341,867	16,318,047

See accompanying notes to the condensed consolidated financial statements (unaudited).

SENSUS HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Retained
(in thousands, except shares)	Shares	Amount	Capital	Shares	Amount	Earnings	Total

December 31, 2023	16,907,095	$169	$45,405	(532,924)	$(3,519)	$6,787	$48,842
Stock-based compensation	20,000	—	92	—	—	—	92
Forfeiture of restricted stock units	(1,500)	—	(1)	—			(1)
Net income	—	—	—	—	—	2,274	2,274
March 31, 2024	16,925,595	$169	$45,496	(532,924)	$(3,519)	$9,061	$51,207

December 31, 2024	17,036,845	$169	$45,795	(541,449)	$(3,571)	$13,434	$55,827
Stock-based compensation	—	—	79	—	—	—	79
Stock repurchase				(50,360)	(300)		(300)
Net loss	—	—	—	—	—	(2,572)	(2,572)
March 31, 2025	17,036,845	$169	$45,874	(591,809)	$(3,871)	$10,862	$53,034

See accompanying notes to the condensed consolidated financial statements (unaudited).

SENSUS HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
(in thousands)	2025	2024
Cash flows from operating activities
Net income (loss)	$(2,572)	$2,274
Adjustments to reconcile net income (loss) to net cash and cash equivalents used in operating activities:
Depreciation	86	70
Amortization of right-of-use asset	59	48
Provision for product warranties	45	150
Stock-based compensation	79	91
Deferred income taxes	110	827
Changes in operating assets and liabilities:
Accounts receivable	1,713	(8,980)
Inventories	(586)	(2,865)
Prepaid inventory	(2,303)	(685)
Other current assets	(26)	(281)
Other noncurrent assets	36	116
Accounts payable and accrued expenses	824	910
Operating lease liability	(59)	(39)
Deferred revenue	(3)	271
Product warranties	(80)	(94)
Net cash used in operating activities	(2,677)	(8,187)
Cash flows from investing activities
Acquisition of property and equipment	(7)	(233)
Net cash used in investing activities	(7)	(233)
Cash flows from financing activities
Repurchase of common stock	(300)	—
Net cash used in financing activities	(300)	—
Net decrease in cash and cash equivalents	(2,984)	(8,420)
Cash and cash equivalents – beginning of period	22,056	23,148
Cash and cash equivalents – end of period	$19,072	$14,728
Supplemental disclosure of cash flow information:
Interest paid	$—	$—
Income tax paid	$—	$—
Supplemental schedule of noncash investing and financing transactions:
Transfer of inventory to property and equipment	$760	$6
Lease liability arising from obtaining right-of-use-assets	$111	$—

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

In 2024, the Company formed Sensus Healthcare Services, LLC, a wholly owned subsidiary that provides operational healthcare services in the form of leased equipment, radiation oncology and physics oversight, including radiotherapy technologists for dermatology clinics.

Basis of Presentation and Principles of Consolidation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its subsidiaries. Accounts and transactions between condensed consolidated entities have been eliminated.

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by GAAP. In the opinion of management, all adjustments considered necessary for a fair presentation of the results have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or for any other period.

The condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”).

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

Our service contracts include maintenance or repair service for device purchases and personnel service to assist in the use and operation of leased-out equipment under lease agreements where the Company is the lessor.

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

The revenues from personnel service contracts are recognized in the period that the work is performed, as the Company has elected the practical expedient under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, to recognize revenue in the amount to which the entity has a right to invoice. The service contracts can be terminated by mutual written agreement.

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

The components of disaggregated revenue for the three months ended March 31, 2025 and 2024 were as follows:

	For the Three Months Ended
	March 31,
(in thousands)	2025	2024
Product Revenue - recognized at a point in time	$6,708	$9,493
Product Revenue - recognized over time	199	—
Service Revenue - recognized at a point in time	624	371
Service Revenue - recognized over time	813	799
Total Revenue	$8,344	$10,663

The Company operates in a highly regulated environment, primarily in the U.S. dermatology market, in which state regulatory approval is sometimes required prior to the customer being able to use the product. In cases where such regulatory approval is pending, revenue is deferred until such time as regulatory approval is obtained.

Deferred revenue activity as of March 31, 2025 was as follows:

(in thousands)	Product	Service	Total
December 31, 2024	$81	$515	$596
Revenue recognized	—	(813)	(813)
Amounts invoiced	—	810	810
March 31, 2025	$81	$512	$593

Remaining performance obligations of deposits for products have original expected durations of one year or less. Estimated service revenue to be recognized in the future related to the performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2025 is as follows:

Year	Service Revenue
2025 (April 1 - December 31, 2025)	436
2026	66
2027	10
Total	$512

For the three months ended March 31, 2025 and 2024, the Company paid commissions for certain equipment sales. Because the recovery of commissions is expected to occur from product revenue within one year, the Company charges commissions to expense as incurred.

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

One customer in the U.S. accounted for 69% and 71% of revenue for the three months ended March 31, 2025 and 2024, respectively, and 87% and 86% of the accounts receivable as of March 31, 2025 and December 31, 2024, respectively.

Geographical Information

The following table illustrates total revenue for the three months ended March 31, 2025 and 2024 by country.

	For the Three Months Ended
	March 31,
(in thousands)	2025		2024
United States	$8,151	98%	$10,479	98%
China	176	2%	155	2%
Other	17	0%	29	0%
Total Revenue	$8,344	100%	$10,663	100%

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

Accounts Receivable

The Company does business and extends credit based on an evaluation of each customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company estimates future credit losses based on the age of customer receivable balances, collection history and forecasted economic trends. Future collections can be significantly different from historical collection trends or current estimates. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The allowance for expected credit losses was $0.1 million as of March 31, 2025 and December 31, 2024. There was no credit loss for the three months ended March 31, 2025 and 2024.

Inventories

Inventories consist of finished product and components and are stated at the lower of cost or net realizable value, determined using the first-in, first-out method.

Earnings Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the period using the treasury stock method for options, restricted stock and warrants. Diluted net income (loss) per share is computed by giving effect to all potential dilutive common share equivalents outstanding for the period.

The factors used in the net income (loss) per share computation are as follows:

	For the Three Months Ended
	March 31,
(in thousands)	2025	2024
Basic
Net income (loss)	$(2,572)	$2,274
Weighted average number of shares used in computing net income (loss) per share – basic	16,342	16,295
Net income (loss) per share - basic	$(0.16)	$0.14
Diluted
Net income (loss)	$(2,572)	$2,274
Weighted average number of shares used in computing net income (loss) per share – basic	16,342	16,295
Dilutive effects of:
Restricted stock awards	—	23
Weighted average number of shares used in computing net income (loss) per share – diluted	16,342	16,318
Net income (loss) per share - diluted	$(0.16)	$0.14

The shares in full amount listed below were not included in the computation of diluted net income (loss) per share because to do so would have been antidilutive for the periods presented:
Restricted stock awards	125,000	53,250
Stock options	77,550	89,550

Diluted net loss per share for the three months ended March 31, 2025 excludes the dilutive effect of any stock options or shares issued under restricted stock awards, as the inclusion would be antidilutive due to the Company’s net loss during the period. Diluted net income per share for the three months ended March 31, 2024 includes the dilutive effect of restricted stock awards that were issued in July 2021 and January 2024 to our directors, officers, and employees. Diluted weighted average common shares outstanding for the three months ended March 31,2024 excludes stock options whose exercise prices were higher than the average price of our shares of common stock during the period. Diluted weighted average common shares outstanding for the three months ended March 31, 2024 also excludes the 53,250 shares issued under restricted stock awards in December 2022 to our officer and employees, as the average price of our shares of common stock during the three months ended March 31, 2024 was less than average unrecognized compensation expense.

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

The Company elects the practical expedient to combine lease and non-lease components when the components qualify to be combined. Continuous supporting services are the primary non-lease components and are not predominant. As a result, the combined components are accounted for as a lease under ASC 842, Leases. The revenues from non-lease components that are not qualified to be combined are recognized when the services are rendered under ASC 606, Revenue from Contracts with Customers. The revenues from non-lease components were $147 thousand and $27 thousand for the three months ended March 31, 2025 and 2024, respectively.

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

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s condensed consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of the assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance against deferred tax assets is recorded if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Uncertain tax positions are recognized in the condensed consolidated financial statements only if that position is more likely than not to be sustained upon examination by taxing authorities, based on the technical merits of the position. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance transparency into income tax disclosures. The amendments require annual disclosure of certain information relating to the rate reconciliation, income taxes paid by jurisdiction, income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign jurisdictions, income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign jurisdictions. The amendments also eliminate certain requirements relating to unrecognized tax benefits and certain deferred tax disclosure relating to subsidiaries and corporate joint ventures. The ASU is effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements and related disclosures.

In March 2024, the FASB issued ASU 2024-01, Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, to clarify how an entity determines whether a profits interest or similar award is within the scope of Topic 718 or is not a share-based payment arrangement and therefore within the scope of other guidance. ASU 2024-01 provides an illustrative example with multiple fact patterns and also amends certain language in the “Scope” and “Scope Exceptions” sections of Topic 718 to improve its clarity and operability without changing the guidance. The ASU is effective for fiscal years beginning after December 15, 2024, and interim periods within those annual periods. Early adoption is permitted. These updates do not have a significant impact on the Company’s condensed consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, which requires entities to (i) disclose amounts of (a) purchase of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and, (e) depreciation, depletion, and amortization recognized as part of oil-and gas-producing activities, (ii) include certain amounts that are already required to be disclosed under current U.S. GAAP in the same disclosures as other disaggregation requirements, (iii) disclose a qualitative description of the amounts remaining in relevant expense captions that are not necessarily disaggregated quantitatively, and (iv) disclose the total amount of selling expenses, in annual reporting periods, an entity’s definition of selling expense. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating ASU 2024-03 to determine the impact it may have on its condensed consolidated financial statements.

Note 2 — Property and Equipment

Property and equipment consist of the following:

(in thousands)	As of March 31, 2025	As of December 31, 2024	Estimated Useful Lives

Operations equipment	$943	$940	3-10 years
Equipment leased to customers	2,356	1,597	10 years
Tradeshow and demo equipment	1,182	1,184	3 years
Computer equipment	170	168	3 years
Subtotal	4,651	3,889
Construction in progress	228	228
Less accumulated depreciation	(2,201)	(2,120)
Property and Equipment, Net	$2,678	$1,997

Depreciation expense was $86 thousand and $70 thousand for the three months ended March 31, 2025 and 2024, respectively.

Note 3 — Debt

On September 11, 2023, the Company entered into a new revolving credit facility (the “Credit Facility”) with Comerica Bank (“Comerica”) that originally provided for maximum borrowings of $10 million. In October 2024, the Credit Facility was amended to extend the term of the Credit Facility and to increase the maximum borrowings to $15 million. The Credit Facility may be terminated by the Company or Comerica at any time without penalty. At March 31, 2025, the available borrowings under this facility were $15 million. Any borrowings bear interest at the Secured Overnight Financing Rate plus 2.50% (or 6.91% at March 31, 2025) and would be due upon demand by Comerica. The Credit Facility is secured by all of the Company’s assets. The Credit Facility includes covenants requiring that the Company maintain (1) unencumbered liquid assets having a minimum value of $10.0 million in a Comerica account; (2) minimum profitability of $1 on a trailing 12-month basis; and (3) the contractual relationship with the manufacturer of the SRT-100 discussed in Note 6, Commitments and Contingencies – Manufacturing Agreement.

The Company was in compliance with its financial covenants under the Credit Facility as of March 31, 2025 and December 31, 2024. There were no borrowings outstanding under the facility at March 31, 2025 and December 31, 2024.

Note 4 — Product Warranties

Changes in product warranty liability were as follows for the three months ended March 31, 2025:

(in thousands)	Amount
Balance, December 31, 2024	$329
Warranties accrued during the period	45
Payments on warranty claims	(80)
Balance, March 31, 2025	$294

Note 5 — Leases

Operating Lease Agreements

The Company leases its headquarters office from an unrelated third party under a lease expiring in September 2027. The amortization expense of the right of use lease asset was $59 thousand and $48 thousand for the three months ended March 31, 2025 and 2024, respectively. In January 2025, the Company entered into a sublease agreement with an unrelated third party to lease a new office space which is adjacent to the current headquarters office. The sublease is effective from January 2025 to September 2027.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of March 31, 2025.

Maturity of Operating Lease Liability	Amount
2025 (April 1 - December 31, 2025)	$206
2026	281
2027	214
Total undiscounted operating leases payments	$701
Less: Imputed interest	(47)
Present Value of Operating Lease Liability	$654
Operating lease liability, current portion	$246
Operating lease liability, net of current portion	$408

Other Information
Weighted-average remaining lease term	2.5 years
Weighted-average discount rate	5.32%

Cash paid for amounts included in the measurement of the operating lease liability was $59 thousand and $38 thousand for the three months ended March 31, 2025 and 2024, respectively, and is included in cash flows from operating activities in the accompanying condensed consolidated statements of cash flows.

Operating lease cost recognized as expense was $68 thousand and $57 thousand for the three months ended March 31, 2025 and 2024, respectively. The financing component for operating lease liability represents the effect of discounting the operating lease payments to their present value.

Lessor Accounting

The Company, through its subsidiary, Sensus Healthcare Services, LLC, leases superficial radiotherapy equipment to dermatology clinics. The leases generally have initial lease terms of sixty months and automatically renew for a one-year period upon the expiration of the initial lease terms. Payments due under the leases may be fixed or variable payments.

The component of lease income for the three months ended March 31, 2025 is as follows:

(in thousands)	For the Three Months Ended March 31, 2025
Lease income - operating leases - fixed payments	$64
Lease income - operating leases - variable payments	135
Total	$199

The future minimum fixed lease payments to be received under the lease agreements as of March 31, 2025 are as follows:

(in thousands)	Amount
2025 (April 1 - December 31, 2025)	$192
2026	256
2027	256
2028	256
2029	256
Thereafter	87
Total	$1,303

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

The Company pays this manufacturer for finished goods in advance of the inventory being received. The Company paid this manufacturer $3.6 million and $5.7 million for finished goods for the three months ended March 31, 2025 and 2024, respectively. Finished goods of $2.2 million and $5.0 million were received from this manufacturer for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, a prepayment related to these finished goods of $5.7 million and $3.3 million, respectively, was presented in prepaid inventory in the accompanying condensed consolidated balance sheets.

Legal Contingencies

The Company is party to certain legal proceedings in the ordinary course of business. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and related contingencies.

In 2015, the Company learned that the Department of Justice (the “Department”) had commenced an investigation of the billing to Medicare by a physician who had treated patients with the Company’s SRT-100. The Department subsequently advised the Company that it was considering expanding the investigation to determine whether the Company had any involvements in the physician’s use of certain reimbursements codes. The Company has received two Civil Investigative Demands from the Department seeking documents and written responses in connection with its investigation. The Company has fully cooperated with the Department. The Company disputes that it has engaged in any wrongdoing with respect to such reimbursement claims; among other considerations, the Company does not submit claims for reimbursement or provide coding or billing advice to physicians. To the Company’s knowledge, the Department has made no determination as to whether the Company engaged in any wrongdoing, or whether to pursue any legal action against the Company. Should the Department decide to pursue legal action, the Company believes it has strong and meritorious defenses and will vigorously defend itself. As of March 31, 2025, the Company was unable to estimate the cost, if any, associated with this matter.

Note 7 — Stockholders’ Equity

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock. No shares of preferred stock were issued or outstanding at March 31, 2025 or December 31, 2024.

Treasury Stock

Treasury stock includes shares surrendered by employees for tax withholding on the vesting of restricted stock awards and shares repurchased in open market transactions. No shares were surrendered by employees for tax withholding for the three months ended March 31, 2025 and 2024. During the three months ended March 31, 2025 and 2024, the Company repurchased 50,360 and zero shares in open market transactions, respectively.

Note 8 — Equity-based Compensation

2016 and 2017 Equity Incentive Plans

The Company’s 2016 Equity Incentive Plan and the 2017 Incentive Plan, as amended in June 2023 (collectively, the “Plans”), provide for the issuance of up to 397,473 shares and 750,000 shares, respectively. In addition, unless the Compensation Committee specifically determines otherwise, the maximum number of shares available under the Plans and the awards granted under the Plans will be subject to appropriate adjustment in the case of any stock dividends, stock splits, recapitalizations, reorganizations, mergers, consolidations, exchanges or other changes in capitalization affecting the Company’s common stock. The awards may be made in various forms of equity-based incentive compensation, including restricted stock awards, stock options, stock appreciation rights, performance shares and phantom stock, and awards consisting of combinations of such incentive awards. As of March 31, 2025 and December 31, 2024, 195,223 shares were available to be granted under the Plans.

On February 1, 2020, a total of 35,000 shares of restricted stock were issued to employees. The restricted shares vest 25% per year over a four-year period. The grant date fair value of $4.11 per share was recognized as expense on a straight-line basis over the vesting period. As of March 31, 2025, the shares issued on February 1, 2020 were fully vested.

On July 21, 2021, a total of 130,000 shares of restricted stock were issued to employees and board members. The restricted shares vest 25% at grant date and 25% per year over a three-year period. The grant date fair value of $3.84 per share was recognized as expense on a straight-line basis over the vesting period. As of March 31, 2025, the shares issued on July 21, 2021 were fully vested.

On December 19, 2022, a total of 77,000 shares of restricted stock were issued to employees. The restricted shares vest 25% per year over a four-year period. The fair value of $6.40 per share, the stock price on grant date, is being recognized as expense on a straight-line basis over the vesting period. During the three months ended March 31, 2025, none of the restricted stock had vested or been forfeited. As of March 31, 2025, 42,000 of the shares issued on December 19, 2022 were vested or forfeited.

On January 26, 2023, 10,000 shares of common stock were issued to an employee and were recorded at the fair value of $8.96 per share, the stock price on the grant date. The shares issued on January 26, 2023 were fully vested on the grant date.

On January 11, 2024, 20,000 shares of common stock with a fair value of $2.65 per share, the stock price on the grant date, were issued to an employee. 10,000 of the shares were vested and the expense related to these shares was recognized on the grant date. The remaining 10,000 shares vested in January 2025. The grant date fair value of $2.65 per share is being recognized as expense on a straight-line basis over the vesting period. As of March 31, 2025, the shares issued on January 11, 2024 were fully vested.

On December 17, 2024, 100,000 shares of common stock with a fair value of $7.78 per share, the stock price on the grant date, were issued to employees and directors. 10,000 of the shares issued to one individual vested and the expense related to these shares was recognized on the grant date. The remaining 30,000 shared issued to the same individual vest over a three-year period. The remaining 60,000 shares issued to other individuals vest 25% per year over a four-year period. The grant date fair value of $7.78 per share is being recognized as expense on a straight-line basis over the vesting period. During the three months ended March 31, 2025, none of the common stock were vested or forfeited. As of March 31, 2025, 10,000 of the shares issued on December 17, 2024 were vested.

Restricted Stock

Restricted stock activity for the three months ended March 31, 2025 is summarized below:

Outstanding at	Restricted Stock	Weighted- Average Grant Date Fair Value
December 31, 2024	135,000	$7.04
Granted	—	—
Vested	(10,000)	2.65
Forfeited	—	—
March 31, 2025	125,000	$7.39

The Company recognizes forfeitures as they occur. The reduction of stock compensation expense related to the forfeitures was $0 and $1 thousand for the three months ended March 31, 2025 and 2024, respectively.

Stock compensation expense related to restricted stock, excluding the recognition of forfeitures, was $79 thousand and $92 thousand for the three months ended March 31, 2025 and 2024, respectively.

Unrecognized stock compensation expense was $0.8 million as of March 31, 2025, which will be recognized over a weighted-average period of 3.2 years.

Stock Options

Stock options expire ten years after the grant date. Options that have been granted are exercisable and vest based on the terms of the related agreements.

The following table summarizes the Company’s stock options activity:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)
Outstanding - December 31, 2024	77,550	$5.55	3.08
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Outstanding - March 31, 2025	77,550	$5.55	2.83
Outstanding - March 31, 2025	77,550	$5.55	2.83

No stock compensation expense related to stock options was incurred for the three months ended March 31, 2025 and 2024. The stock options outstanding had an intrinsic value of $0 and $0.1 million as of March 31, 2025 and December 31, 2024, respectively.

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

As of March 31, 2025 and December 31, 2024, management determined there continues to be sufficient positive evidence that it is more likely than not that the net deferred tax asset (other than foreign net operation losses) is realizable.

Income tax expense was $110 thousand and $827 thousand for the three months ended March 31, 2025 and 2024, respectively.

The effective tax rates for the three months ended March 31, 2025 and 2024 were (4.5%) and 26.7%, respectively. The decrease in the effective tax rate for the three months ended March 31, 2025 compared to the prior year period was primarily due to an increase in the estimated tax credits that are expected to be generated and utilized.

The effective tax rate differs from the U.S. federal statutory rate for the three months ended March 31, 2025, primarily due to nondeductible expenses, state income taxes and the favorable impact of tax credits.

As of March 31, 2025, the Company’s U.S. federal and certain state tax returns remain subject to examination, beginning with those filed for the year ended December 31, 2017.

Note 10 — Segment Reporting

The Company has a single reportable segment focused on selling medical devices which are used to treat oncological and non-oncological skin conditions with SRT technology and providing services related to operating, maintaining, and repairing these devices.

The Company’s chief executive officer serves as the Company’s operating decision-maker (the “CODM”), assessing performance and making operating decisions using net income as the primary measure of profitability. The CODM is not regularly provided with specific segment expenses, but focuses on revenue, gross profit, and net income. Expense information, including cost of sales can be easily computed from the provided information. These segment (and consolidated) measures of profitability are shown in the condensed consolidated statements of income. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets.

Note 11 — Subsequent Events

The Company has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued for potential recognition or disclosure. The Company did not identify any subsequent events that would have required adjustment to or disclosure in the condensed consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the information set forth within the financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and with our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2024 Annual Report.

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

Results of Operations

	For the Three Months Ended March 31,
(in thousands, except shares and per share data)	2025	2024

Revenues	$8,344	$10,663
Cost of sales	3,990	4,001
Gross profit	4,354	6,662
Operating expenses
General and administrative	2,208	1,579
Selling and marketing	2,186	1,270
Research and development	2,606	926
Total operating expenses	7,000	3,775
Income (loss) from operations	(2,646)	2,887
Other income:
Interest income	184	214
Other income, net	184	214
Income (loss) before income tax	(2,462)	3,101
Provision for income taxes	110	827
Net income (loss)	$(2,572)	$2,274

Three months ended March 31, 2025 compared to the three months ended March 31, 2024

Revenues. Revenues were $8.3 million for the three months ended March 31, 2025 compared to $10.7 million for the three months ended March 31, 2024, a decrease of $2.4 million, or 22.4%. The decrease was primarily driven by a lower number of units sold to a large customer in the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Cost of sales. Cost of sales was $4.0 million for the three months ended March 31, 2025 and 2024.

Gross profit. Gross profit was $4.4 million for the three months ended March 31, 2025 compared to $6.7 million for the three months ended March 31, 2024, a decrease of $2.3 million, or 34.3%. Our overall gross profit percentage was 53.0% in the three months ended March 31, 2025 compared to 62.6% in the corresponding period in 2024. The decrease in gross profit was primarily driven by lower sales and higher costs of service in the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Selling and marketing. Selling and marketing expense was $2.2 million for the three months ended March 31, 2025 compared to $1.3 million for the three months ended March 31, 2024, an increase of $0.9 million, or 69.2%. The increase was primarily driven by an increase in tradeshow costs, costs related to clinical studies, and payroll cost due to increase in headcount.

General and administrative. General and administrative expense was $2.2 million for the three months ended March 31, 2025 compared to $1.6 million for the three months ended March 31, 2024, an increase of $0.6 million, or 37.5%. The net increase in general and administrative expense was primarily due to higher professional fees and compensation.

Research and development. Research and development expense was $2.6 million for the three months ended March 31, 2025 compared to $0.9 million for the three months ended March 31, 2024, an increase of $1.7 million, or 188.9%. The increase was primarily due to significant lobbying costs related to billing code reimbursement, increased headcount and existing product development cost.

Other income. Other income of $0.2 million for the three months ended March 31, 2025 and 2024 relates primarily to interest income.

Income taxes. The effective tax rates for the three months ended March 31, 2025 and 2024 were (4.5%) and 26.7%, respectively. The significant decrease in the effective tax rate in the current period primarily reflects an increase in estimated tax credits expected to be generated and utilized during the year. These credits, which include federal incentives for research and development and other qualifying activities, are large in proportion to our income before taxes, resulting in a negative effective tax rate for the quarter. Looking ahead, we anticipate that our effective tax rate for the full year 2025 will continue to differ materially from the U.S. federal statutory rate of 21.0%, driven largely by the favorable impact of these tax credits relative to our pre-tax income.

Financial Condition

The following discussion summarizes significant changes in assets and liabilities. Please see the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024 contained in Part I, Item 1 of this filing.

Assets

Cash and cash equivalents were $19.1 million at March 31, 2025 compared to $22.1 million at December 31, 2024, a decrease of $3.0 million. See Cash Flows for details on the change in cash and cash equivalents during the three months ended March 31, 2025.

Accounts receivable was $18.0 million at March 31, 2025 compared to $19.7 million at December 31, 2024, a decrease of $1.7 million. The decrease was primarily due to the decrease in sales and concentration of sales to the Company’s primary customer that is subject to extended payment terms.

Inventories was $9.9 million at March 31, 2025 compared to $10.1 million at December 31, 2024, a decrease of $0.2 million. The decrease was primarily due to reclassification of inventory to property and equipment to lease the equipment to dermatology clinics in the quarter ended March 31, 2025.

Liabilities

There were no borrowings outstanding under our revolving line of credit with Comerica Bank at March 31, 2025 or December 31, 2024.

Liquidity and Capital Resources

In general terms, liquidity is a measurement of the Company’s ability to meet its cash needs. For the three months ended March 31, 2025, funding was derived primarily from cash generated by the sale of equipment to our customers in the ordinary course of business. The Company believes that proceeds from maturing cash equivalents, as well as the Company’s borrowing capacity under its existing line of credit and access to capital resources are sufficient to meet operating capital and funding requirements for the next 12 months from the date of this quarterly report. Please see Note 3, Debt, to the condensed consolidated financial statements for a discussion regarding the Company’s revolving credit facility with Comerica Bank. The Company’s liquidity position and capital requirements may be impacted by a number of factors, including the following:

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

Cash flows

The following table provides a summary of cash flows for the periods indicated:

	For the Three Months Ended March 31
(in thousands)	2025	2024
Net cash used in:
Operating activities	$(2,677)	$(8,187)
Investing activities	(7)	(233)
Financing activities	(300)	—
Total	$(2,984)	$(8,420)

Cash flows from operating activities

Net cash used in operating activities was $2.7 million for the three months ended March 31, 2025, consisting of net loss of $2.6 million and an increase in net operating assets of $0.5 million, offset by non-cash charges of $0.4 million. Cash flows provided by operating activities primarily include the receipt of revenues offset by the payment of operating expenses incurred in the normal course of business. Non-cash items consisted of stock-based compensation expense, provision for product warranties, amortization of right-of-use asset and depreciation and amortization of property and equipment. Net cash used in operating activities was approximately $8.2 million for the three months ended March 31, 2024, consisting of net income of approximately $2.3 million and non-cash charges of approximately $1.1 million, offset by an increase in net operating assets of $11.6 million. Cash flows provided by operating activities primarily include the receipt of revenues offset by the payment of operating expenses incurred in the normal course of business. Non-cash items consisted of deferred income taxes, stock-based compensation expense, provision for product warranties, amortization of right-of-use asset and depreciation and amortization of property and equipment.

Cash flows from investing activities

Net cash used in investing activities for the three months ended March 31, 2025 reflected $7 thousand of purchases of property and equipment. Net cash used in investing activities for the three months ended March 31, 2024 reflected $0.2 million of purchases of property and equipment.

Cash flows from financing activities

Net cash used in financing activities for the three months ended March 31, 2025 reflected $0.3 million of repurchases of common stock. No cash was provided by or used in financing activities for the three months ended March 31, 2024.

Inflation

During the first quarter of 2025, we continued to experience some increase in commodity and shipping prices and energy and labor costs which resulted in inflationary pressures across various parts of our business and operations, including on our customers, partners, and suppliers. We continue to monitor the impact of inflation and we are taking actions, such as ordering inventory in advance, to minimize its effects on our product cost and sales.

Indebtedness

Please see Note 3, Debt, to the condensed consolidated financial statements.

Contractual Obligations and Commitments

Please see Note 6, Commitments and Contingencies, to the condensed consolidated financial statements.

Critical Accounting Policies and Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. Management has not applied any critical accounting estimates but has identified certain accounting policies as critical to understanding the financial condition and results of operations. For a detailed discussion on the application of these and other accounting policies, see the Note 1, Organization and Summary of Significant Accounting Policies to the consolidated financial statements included in the 2024 Annual Report for further information.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

As of March 31, 2025, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of March 31, 2025, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2024 Annual Report, as updated in our subsequent quarterly reports. The risks described in our 2024 Annual Report and our subsequent quarterly reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities

There were no unregistered sales of securities during the three months ended March 31, 2025.

(b)	Use of Proceeds from the Sale of Registered Securities

None.

(c)	Purchases of Equity Securities by the Registrant and Affiliated Purchasers.

In August 2023, the Company’s Board of Directors authorized a program to purchase up to $3,000,000 of shares of the Company’s common stock. Purchases may be made from time to time in a variety of methods, including open market purchases, depending upon market conditions, including the market price of the common stock, and other factors. The program (i) does not obligate the Company to acquire any particular amount of its common stock, (ii) has no time limit, and (iii) may be modified, suspended, or discontinued at any time at the Company’s discretion.

The following table contains information about all purchases made during the three months ended March 31, 2025 by, or on behalf of, us and any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares or other units of any class of our equity securities that is registered pursuant to Section 12 of the Exchange Act.

	Total number of shares repurchased	Average price paid per share	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2025 to January 31, 2025	—	$—	—	$2,972,812
February 1, 2025 to February 28, 2025	50,360	$5.90	50,360	$2,672,816
March 1, 2025 to March 31, 2025	—	$—	—	$2,672,816
Total	50,360	$5.90	50,360

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

(c) Rule 10b5-1 Trading Plans

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K. None.

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

SENSUS HEALTHCARE, INC.

Date: May 15, 2025	/s/ Joseph C. Sardano
Joseph C. Sardano
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2025	/s/ Javier Rampolla
Javier Rampolla
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)