Form 10-Q
period 2025-06-30
Sensus Healthcare, Inc.
filed 2025-08-12
CIK 1494891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 6, 2025, there were 16,440,036 shares of the registrant’s common stock outstanding.

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

Any forward-looking statements that we make in this report speak only as of the date of such statement, and we undertake no obligation to update such statements to reflect events or circumstances after the date this report is filed, except as may be required by applicable law.

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SENSUS HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30,	As of December 31,
(in thousands, except shares and per share data)	2025	2024
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$22,162	$22,056
Accounts receivable, net	12,622	19,731
Inventories	12,405	10,097
Prepaid inventory	2,681	3,347
Other current assets	2,349	1,507
Total current assets	52,219	56,738
Property and equipment, net	2,714	1,997
Deferred tax asset	2,810	2,197
Operating lease right-of-use assets, net	574	581
Other noncurrent assets	535	652
Total assets	$58,852	$62,165

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$5,365	$4,811
Product warranties	267	329
Operating lease liabilities, current portion	252	204
Deferred revenue, current portion	529	541
Total current liabilities	6,413	5,885
Operating lease liabilities	343	398
Deferred revenue, net of current portion	32	55
Total liabilities	6,788	6,338
Commitments and contingencies
Stockholders’ equity
Preferred stock, 5,000,000 shares authorized and none issued and outstanding	—	—
Common stock, $0.01 par value – 50,000,000 authorized; 17,031,845 issued and 16,440,036 outstanding at June 30, 2025; 17,036,845 issued and 16,495,396 outstanding at December 31, 2024	169	169
Additional paid-in capital	45,941	45,795
Treasury stock, 591,809 and 541,449 shares at cost, at June 30, 2025 and December 31, 2024, respectively	(3,871)	(3,571)
Retained earnings	9,825	13,434
Total stockholders’ equity	52,064	55,827
Total liabilities and stockholders’ equity	$58,852	$62,165

See accompanying notes to the condensed consolidated financial statements (unaudited).

SENSUS HEALTHCARE, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except shares and per share data)	2025	2024	2025	2024

Revenues	$7,315	$9,239	$15,659	$19,902
Cost of sales	4,412	3,816	8,403	7,817
Gross profit	2,903	5,423	7,256	12,085
Operating expenses
General and administrative	1,986	1,579	4,193	3,158
Selling and marketing	1,389	996	3,575	2,266
Research and development	1,471	866	4,077	1,792
Total operating expenses	4,846	3,441	11,845	7,216
(Loss) income from operations	(1,943)	1,982	(4,589)	4,869
Other income:
Interest income, net	183	209	367	423
Other income, net	183	209	367	423
(Loss) income before income tax	(1,760)	2,191	(4,222)	5,292
(Benefit from) provision for income taxes	(723)	579	(613)	1,406
Net (loss) income	$(1,037)	$1,612	$(3,609)	$3,886
Net (loss) income per share – basic	$(0.06)	$0.10	$(0.22)	$0.24
diluted	$(0.06)	$0.10	$(0.22)	$0.24
Weighted average number of shares used in
computing net (loss) income per share – basic	16,320,036	16,298,459	16,330,891	16,296,715
diluted	16,320,036	16,333,481	16,330,891	16,325,764

See accompanying notes to the condensed consolidated financial statements (unaudited).

SENSUS HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

			Additional
	Common Stock		Paid-In	Treasury Stock		Retained
(in thousands, except shares)	Shares	Amount	Capital	Shares	Amount	Earnings	Total

December 31, 2023	16,907,095	$169	$45,405	(532,924)	$(3,519)	$6,787	$48,842
Stock-based compensation	20,000	—	92	—	—	—	92
Forfeiture of restricted stock units	(1,500)	—	(1)	—	—	—	(1)
Net income	—	—	—	—	—	2,274	2,274
March 31, 2024	16,925,595	$169	$45,496	(532,924)	$(3,519)	$9,061	$51,207
Stock-based compensation	—	—	66	—	—	—	66
Exercise of stock options	3,000	—	17	—	—	—	17
Forfeiture of restricted stock units	(750)	—	(1)	—	—	—	(1)
Net income	—	—	—	—	—	1,612	1,612
June 30, 2024	16,927,845	$169	$45,578	(532,924)	$(3,519)	$10,673	$52,901

December 31, 2024	17,036,845	$169	$45,795	(541,449)	$(3,571)	$13,434	$55,827
Stock-based compensation	—	—	79	—	—	—	79
Stock repurchase	—	—	—	(50,360)	(300)	—	(300)
Net loss	—	—	—	—	—	(2,572)	(2,572)
March 31, 2025	17,036,845	$169	$45,874	(591,809)	$(3,871)	$10,862	$53,034
Stock-based compensation	—	—	72	—	—	—	72
Forfeiture of restricted stock units	(5,000)	—	(5)	—	—	—	(5)
Net loss	—	—	—	—	—	(1,037)	(1,037)
June 30, 2025	17,031,845	$169	$45,941	(591,809)	$(3,871)	$9,825	$52,064

See accompanying notes to the condensed consolidated financial statements (unaudited).

SENSUS HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	June 30,
(in thousands)	2025	2024
Cash flows from operating activities
Net (loss) income	$(3,609)	$3,886

Adjustments to reconcile net (loss) income to net cash and cash equivalents provided by (used in) operating activities:
Credit loss expense	—	42
Depreciation	185	101
Amortization of right-of-use asset	118	95
Provision for product warranties	138	186
Stock-based compensation	146	156
Deferred income taxes	(613)	496
Changes in operating assets and liabilities:
Accounts receivable	7,109	(7,690)
Inventories	(3,176)	(1,021)
Prepaid inventory	666	(347)
Other current assets	(842)	(218)
Other noncurrent assets	117	149
Accounts payable and accrued expenses	554	491
Operating lease liability	(118)	(85)
Income tax payable	—	(37)
Deferred revenue	(35)	46
Product warranties	(200)	(207)
Net cash provided by (used in) operating activities	440	(3,957)
Cash flows from investing activities
Acquisition of property and equipment	(34)	(236)
Net cash used in investing activities	(34)	(236)
Cash flows from financing activities
Repurchase of common stock	(300)	—
Exercise of stock options	—	17
Net cash (used in) provided by financing activities	(300)	17
Net increase (decrease) in cash and cash equivalents	106	(4,176)
Cash and cash equivalents – beginning of period	22,056	23,148
Cash and cash equivalents – end of period	$22,162	$18,972
Supplemental disclosure of cash flow information:
Interest paid	$—	$—
Income tax paid	$979	$935
Supplemental schedule of noncash investing and financing transactions:
Transfer of inventory to property and equipment	$868	$113
Lease liability arising from obtaining right-of-use-assets	$111	$—

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

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by GAAP. In the opinion of management, all adjustments considered necessary for a fair presentation of the results have been included. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or for any other period.

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

The components of disaggregated revenue for the three and six months ended June 30, 2025 and 2024 were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Product Revenue - recognized at a point in time	$5,390	$8,074	$12,098	$17,566
Product Revenue - recognized over time	358	—	557	—
Service Revenue - recognized at a point in time	726	367	1,350	739
Service Revenue - recognized over time	841	798	1,654	1,597
Total Revenue	$7,315	$9,239	$15,659	$19,902

The Company operates in a highly regulated environment, primarily in the U.S. dermatology market, in which state regulatory approval is sometimes required prior to the customer being able to use the product. In cases where such regulatory approval is pending, revenue is deferred until such time as regulatory approval is obtained.

Deferred revenue activity as of June 30, 2025 was as follows:

(in thousands)	Product	Service	Total
December 31, 2024	$81	$515	$596
Revenue recognized	—	(1,654)	(1,654)
Amounts invoiced	—	1,619	1,619
June 30, 2025	$81	$480	$561

Remaining performance obligations of deposits for products have original expected durations of one year or less. Estimated service revenue to be recognized in the future related to the performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2025 is as follows:

Year	Service Revenue
2025 (July 1 - December 31, 2025)	348
2026	122
2027	10
Total	$480

For the six months ended June 30, 2025 and 2024, the Company paid commissions for certain equipment sales. Because the recovery of commissions is expected to occur from product revenue within one year, the Company charges commissions to expense as incurred.

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

One customer in the U.S. accounted for 56% and 83% of revenue for the three months ended June 30, 2025 and 2024, respectively, 63% and 77% of the revenue for the six months ended June 30, 2025 and 2024, respectively, and 78% and 86% of the accounts receivable as of June 30, 2025 and December 31, 2024, respectively.

Geographical Information

The following table illustrates total revenue for the three and six months ended June 30, 2025 and 2024 by country.

	For the Three Months Ended
	June 30,
(in thousands)	2025		2024
United States	$6,712	92%	$8,667	94%
China	587	8%	572	6%
Other	16	0%	—	0%
Total Revenue	$7,315	100%	$9,239	100%

	For the Six Months Ended
	June 30,
(in thousands)	2025		2024
United States	$14,863	95%	$19,146	96%
China	763	5%	727	4%
Other	33	0%	29	0%
Total Revenue	$15,659	100%	$19,902	100%

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

Accounts Receivable

The Company does business and extends credit based on an evaluation of each customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company estimates future credit losses based on the age of customer receivable balances, collection history and forecasted economic trends. Future collections can be significantly different from historical collection trends or current estimates. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The allowance for expected credit losses was $0.1 million as of June 30, 2025 and December 31, 2024. Credit loss expense was $0 and $42 thousand for both the three and six months ended June, 2025 and 2024, respectively.

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

The factors used in the net income (loss) per share computation are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Basic
Net (loss) income	$(1,037)	$1,612	$(3,609)	$3,886
Weighted average number of shares used in computing net (loss) income per share – basic	16,320	16,298	16,331	16,297
Net (loss) income per share - basic	$(0.06)	$0.10	$(0.22)	$0.24
Diluted
Net (loss) income	$(1,037)	$1,612	$(3,609)	$3,886
Weighted average number of shares used in computing net (loss) income per share – basic	16,320	16,298	16,331	16,297
Dilutive effects of:
Restricted stock awards	—	35	—	29
Weighted average number of shares used in computing net (loss) income per share – diluted	16,320	16,333	16,331	16,326
Net (loss) income per share - diluted	$(0.06)	$0.10	$(0.22)	$0.24

The shares in full amount listed below were not included in the computation of diluted net (loss) income per share because to do so would have been antidilutive for the periods presented:
Restricted stock awards	120,000	52,500	120,000	52,500
Stock options	77,550	86,550	77,550	86,550

Diluted net loss per share for the three and six months ended June 30, 2025 excludes the dilutive effect of any stock options or shares issued under restricted stock awards, as the inclusion would be antidilutive due to the Company’s net loss during the period. Diluted net income per share for the three and six months ended June 30, 2024 includes the dilutive effect of restricted stock awards that were issued in July 2021 and January 2024 to our directors, officers, and employees. Diluted weighted average common shares outstanding for the three and six months ended June 30, 2025 excludes stock options whose exercise prices were higher than the average price of our shares of common stock during the period. Diluted weighted average common shares outstanding for the three and six months ended June 30, 2024 also excludes the 52,500 shares issued under restricted stock awards in December 2022 to employees, as the average price of our shares of common stock during the three and six months ended June 30, 2024 was less than average unrecognized compensation expense.

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

The Company elects the practical expedient to combine lease and non-lease components when the components qualify to be combined. Continuous supporting services are the primary non-lease components and are not predominant. As a result, the combined components are accounted for as a lease under ASC 842, Leases. The revenues from non-lease components that are not qualified to be combined are recognized when the services are rendered under ASC 606, Revenue from Contracts with Customers. The revenues from non-lease components were $29 thousand and $50 thousand for the three months ended June 30, 2025 and 2024, respectively, and $176 thousand and $50 thousand for the six months ended June 30, 2025 and 2024, respectively.

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

Note 2 — Property and Equipment

Property and equipment consist of the following:

(in thousands)	As of June 30, 2025	As of December 31, 2024	Estimated Useful Lives

Operations equipment	$968	$940	3-10 years
Equipment leased to customers	2,357	1,597	10 years
Tradeshow and demo equipment	1,184	1,184	3 years
Computer equipment	175	168	3 years
Research and development equipment	100	—	3 years
Subtotal	4,784	3,889
Construction in progress	228	228
Less accumulated depreciation	(2,298)	(2,120)
Property and Equipment, Net	$2,714	$1,997

Depreciation expense was $99 thousand and $31 thousand for the three months ended June 30, 2025 and 2024, respectively, and $185 thousand and $101 thousand for the six months ended June 30, 2025 and 2024, respectively.

Note 3 — Debt

On September 11, 2023, the Company entered into a new revolving credit facility (the “Credit Facility”) with Comerica Bank (“Comerica”) that originally provided for maximum borrowings of $10 million. In October 2024, the Credit Facility was amended to extend the term of the Credit Facility and to increase the maximum borrowings to $15 million. The Credit Facility may be terminated by the Company or Comerica at any time without penalty. At June 30, 2025, the available borrowings under this facility were $15 million. Any borrowings bear interest at the Secured Overnight Financing Rate plus 2.50% (or 6.95% at June 30, 2025) and would be due upon demand by Comerica. The Credit Facility is secured by all of the Company’s assets. The Credit Facility includes covenants requiring that the Company maintain (1) unencumbered liquid assets having a minimum value of $10.0 million in a Comerica account; (2) minimum profitability of $1 on a trailing 12-month basis; and (3) the contractual relationship with the manufacturer of the SRT-100 discussed in Note 6, Commitments and Contingencies – Manufacturing Agreement.

The Company was in compliance with its financial covenants under the Credit Facility as of June 30, 2025 and December 31, 2024. There were no borrowings outstanding under the facility at June 30, 2025 and December 31, 2024.

Note 4 — Product Warranties

Changes in product warranty liability were as follows for the six months ended June 30, 2025:

(in thousands)
Balance, December 31, 2024	$329
Warranties accrued during the period	138
Payments on warranty claims	(200)
Balance, June 30, 2025	$267

Note 5 — Leases

Operating Lease Agreements

The Company leases its headquarters office from an unrelated third party under a lease expiring in September 2027. The amortization expense of the right of use lease asset was $59 thousand and $48 thousand for the three months ended June 30, 2025 and 2024, respectively, and $118 thousand and $95 thousand for the six months ended June 30, 2025 and 2024, respectively. In January 2025, the Company entered into a sublease agreement with an unrelated third party to lease a new office space which is adjacent to the current headquarters office. The term of the sublease ends in September 2027.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of June 30, 2025.

Maturity of Operating Lease Liability	Amount
2025 (July 1 - December 31, 2025)	$138
2026	281
2027	214
Total undiscounted operating leases payments	$633
Less: Imputed interest	(38)
Present Value of Operating Lease Liability	$595
Operating lease liability, current portion	$252
Operating lease liability, net of current portion	$343

Other Information
Weighted-average remaining lease term	2.25 years
Weighted-average discount rate	5.32%

Cash paid for amounts included in the measurement of the operating lease liability was $118 thousand and $85 thousand for the six months ended June 30, 2025 and 2024, respectively, and is included in cash flows from operating activities in the accompanying condensed consolidated statements of cash flows.

Operating lease cost recognized as expense was $68 thousand and $57 thousand for the three months ended June 30, 2025 and 2024, respectively, and $136 thousand and $114 thousand for the six months ended June 30, 2025 and 2024, respectively. The financing component for operating lease liability represents the effect of discounting the operating lease payments to their present value.

Lessor Accounting

The Company, through its subsidiary, Sensus Healthcare Services, LLC, leases superficial radiotherapy equipment to dermatology clinics. The leases generally have initial lease terms of sixty months and automatically renew for a one-year period upon the expiration of the initial lease terms. Payments due under the leases may be fixed or variable payments.

The component of lease income for the three and six months ended June 30, 2025 is as follows:

	For the	For the
	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2025	June 30, 2025
Lease income - operating leases - fixed payments	$64	$128
Lease income - operating leases - variable payments	294	429
Total	$358	$557

The future minimum fixed lease payments to be received under the lease agreements as of June 30, 2025 are as follows:

(in thousands)	Amount
2025 (July 1 - December 31, 2025)	$128
2026	256
2027	256
2028	256
2029	256
Thereafter	87
Total	$1,239

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

The Company pays this manufacturer for finished goods in advance of the inventory being received. The Company paid this manufacturer $1.3 million and $0 million for finished goods for the three months ended June 30, 2025 and 2024, respectively, and $4.9 million and $5.7 million for the six months ended June 30, 2025 and 2024, respectively. Finished goods of $4.3 million and $0.3 million were received from this manufacturer for the three months ended June 30, 2025 and 2024, respectively, and finished goods of $6.5 million and $5.2 million were received from this manufacturer for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, a prepayment related to these finished goods of $2.7 million and $3.3 million, respectively, was presented in prepaid inventory in the accompanying condensed consolidated balance sheets.

Legal Contingencies

The Company is party to certain legal proceedings in the ordinary course of business. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and related contingencies.

In 2015, the Company learned that the Department of Justice (the “Department”) had commenced an investigation of the billing to Medicare by a physician who had treated patients with the Company’s SRT-100. The Department subsequently advised the Company that it was considering expanding the investigation to determine whether the Company had any involvement in the physician’s use of certain reimbursements codes. The Company has received two Civil Investigative Demands from the Department seeking documents and written responses in connection with its investigation. The Company has fully cooperated with the Department. The Company disputes that it has engaged in any wrongdoing with respect to such reimbursement claims; among other considerations, the Company does not submit claims for reimbursement or provide coding or billing advice to physicians. To the Company’s knowledge, the Department has made no determination as to whether the Company engaged in any wrongdoing, or whether to pursue any legal action against the Company. Should the Department decide to pursue legal action, the Company believes it has strong and meritorious defenses and will vigorously defend itself. As of June 30, 2025, the Company was unable to estimate the cost, if any, associated with this matter.

Note 7 — Stockholders’ Equity

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock. No shares of preferred stock were issued or outstanding at June 30, 2025 or December 31, 2024.

Treasury Stock

Treasury stock includes shares surrendered by employees for tax withholding on the vesting of restricted stock awards and shares repurchased in open market transactions. No shares were surrendered by employees for tax withholding for the three and six months ended June 30, 2025 and 2024. During the three months ended June 30, 2025 and 2024, the Company did not repurchase any shares in open market transactions. During the six months ended June 30, 2025 and 2024, the Company repurchased 50,360 and zero shares in open market transactions, respectively.

Note 8 — Equity-based Compensation

2016 and 2017 Equity Incentive Plans

The Company’s 2016 Equity Incentive Plan and the 2017 Incentive Plan, as amended in June 2023 (collectively, the “Plans”), provide for the issuance of up to 397,473 shares and 750,000 shares, respectively. In addition, unless the Compensation Committee specifically determines otherwise, the maximum number of shares available under the Plans and the awards granted under the Plans will be subject to appropriate adjustment in the case of any stock dividends, stock splits, recapitalizations, reorganizations, mergers, consolidations, exchanges or other changes in capitalization affecting the Company’s common stock. The awards may be made in various forms of equity-based incentive compensation, including restricted stock awards, stock options, stock appreciation rights, performance shares and phantom stock, and awards consisting of combinations of such incentive awards. As of June 30, 2025 and December 31, 2024, 200,223 and 195,223 shares were available to be granted under the Plans, respectively.

On January 11, 2024, 20,000 shares of common stock with a fair value of $2.65 per share, the stock price on the grant date, were issued to an employee. 10,000 of the shares were vested and the expense related to these shares was recognized on the grant date. The remaining 10,000 shares vested in January 2025. The grant date fair value of $2.65 per share is being recognized as expense on a straight-line basis over the vesting period. As of June 30, 2025, the shares issued on January 11, 2024 were fully vested.

On December 17, 2024, 100,000 shares of common stock with a fair value of $7.78 per share, the stock price on the grant date, were issued to employees and directors. 10,000 of the shares issued to one individual vested and the expense related to these shares was recognized on the grant date. The remaining 30,000 shared issued to the same individual vest over a three-year period. The remaining 60,000 shares issued to other individuals vest 25% per year over a four-year period. The grant date fair value of $7.78 per share is being recognized as expense on a straight-line basis over the vesting period. During the six months ended June 30, 2025, none of the common stock were vested or forfeited. As of June 30, 2025, 10,000 of the shares issued on December 17, 2024 were vested.

Restricted Stock

Restricted stock activity for the six months ended June 30, 2025 is summarized below:

		Weighted-
		Average
		Grant
	Restricted	Date Fair
Outstanding at	Stock	Value
December 31, 2024	135,000	$7.04
Granted	—	—
Vested	(10,000)	2.65
Forfeited	(5,000)	6.40
June 30, 2025	120,000	$7.44

The Company recognizes forfeitures as they occur. The reduction of stock compensation expense related to the forfeitures was $5 and $1 thousand for the three months ended June 30, 2025 and 2024, respectively, and $5 thousand and $2 thousand for the six months ended June 30, 2025 and 2024, respectively.

Stock compensation expense related to restricted stock, excluding the recognition of forfeitures, was $72 thousand and $66 thousand for the three months ended June 30, 2025 and 2024, respectively, and $151 thousand and $158 thousand for the six months ended June 30, 2025 and 2024, respectively.

Unrecognized stock compensation expense was $0.7 million as of June 30, 2025, which will be recognized over a weighted-average period of 3.0 years.

 Stock Options

Stock options expire ten years after the grant date. Options that have been granted are exercisable and vest based on the terms of the related agreements.

The following table summarizes the Company’s stock options activity after December 31, 2024:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)
Outstanding - December 31, 2024	77,550	$5.55	3.08
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Outstanding - June 30, 2025	77,550	$5.55	2.58
Exercisable - June 30, 2025	77,550	$5.55	2.58

No stock compensation expense related to stock options was incurred for the three and six months ended June 30, 2025 and 2024. The stock options outstanding had an intrinsic value of $0 and $0.1 million as of June 30, 2025 and December 31, 2024, respectively.

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

As of June 30, 2025 and December 31, 2024, management determined there continues to be sufficient positive evidence that it is more likely than not that the net deferred tax asset (other than foreign net operation losses) is realizable.

Income tax (benefit) expense was ($723) thousand and $579 thousand for the three months ended June 30, 2025 and 2024, respectively. Income tax (benefit) expense was ($613) thousand and $1,406 thousand for the six months ended June 30, 2025 and 2024, respectively.

The effective tax rates for the three months ended June 30, 2025 and 2024 were 41.1% and 26.4%, respectively. The effective tax rates for the six months ended June 30, 2025 and 2024 were 14.5% and 26.6%, respectively. The increase in the effective tax rate for the three months ended June 30, 2025 compared to the prior period was primarily attributable to the reversal of the negative effective tax rate recorded during the three months ended March 31, 2025. This reversal occurred because the projected full-year tax liability began to exceed the amount of estimated tax credits, eliminating the amounts previously recorded in returning to a positive effective tax rate. The decrease in the effective tax rate for the six months ended June 30, 2025 compared to the prior year period was primarily due to an increase in the estimated tax credits that are expected to be generated and utilized.

The effective tax rate differs from the U.S. federal statutory rate for the three and six months ended June 30, 2025, primarily due to nondeductible expenses, state income taxes and the favorable impact of tax credits.

As of June 30, 2025, the Company’s U.S. federal and certain state tax returns remain subject to examination, beginning with those filed for the year ended December 31, 2017.

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

Results of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except shares and per share data)	2025	2024	2025	2024

Revenues	$7,315	$9,239	$15,659	$19,902
Cost of sales	4,412	3,816	8,403	7,817
Gross profit	2,903	5,423	7,256	12,085
Operating expenses
General and administrative	1,986	1,579	4,193	3,158
Selling and marketing	1,389	996	3,575	2,266
Research and development	1,471	866	4,077	1,792
Total operating expenses	4,846	3,441	11,845	7,216
(Loss) income from operations	(1,943)	1,982	(4,589)	4,869
Other income:
Interest income, net	183	209	367	423
Other income, net	183	209	367	423
(Loss) income before income tax	(1,760)	2,191	(4,222)	5,292
(Benefit from) provision for income taxes	(723)	579	(613)	1,406
Net (loss) income	$(1,037)	$1,612	$(3,609)	$3,886

Three months ended June 30, 2025 compared to the three months ended June 30, 2024

Revenues. Revenues were $7.3 million for the three months ended June 30, 2025 compared to $9.2 million for the three months ended June 30, 2024, a decrease of $1.9 million, or 20.7%. The decrease was primarily driven by a lower number of units sold to a large customer in the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Cost of sales. Cost of sales was $4.4 million for the three months ended June 30, 2025 compared to $3.8 million for the three months ended June 30, 2024, an increase of $0.6 million, or 15.8%. The increase in cost of sales was primarily related to higher costs of servicing systems and the cost associated with the new placement program in the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Gross profit. Gross profit was $2.9 million for the three months ended June 30, 2025 compared to $5.4 million for the three months ended June 30, 2024, a decrease of $2.5 million, or 46.3%. Our overall gross profit percentage was 39.7% in the three months ended June 30, 2025 compared to 58.7% in the corresponding period in 2024. The decrease in gross profit was primarily driven by lower sales, higher costs of servicing systems, and the cost associated with the new placement program in the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

General and administrative. General and administrative expense was $2.0 million for the three months ended June 30, 2025 compared to $1.6 million for the three months ended June 30, 2024, an increase of $0.4 million, or 25.0%. The net increase in general and administrative expense was primarily due to higher professional fees (legal and consult) and compensation.

Selling and marketing. Selling and marketing expense was $1.4 million for the three months ended June 30, 2025 compared to $1.0 million for the three months ended June 30, 2024, an increase of $0.4 million, or 40.0%. The increase was primarily driven by an increase in tradeshow costs, costs related to clinical studies, and payroll cost due to an increase in headcount.

Research and development. Research and development expense was $1.5 million for the three months ended June 30, 2025 compared to $0.9 million for the three months ended June 30, 2024, an increase of $0.6 million, or 66.7%. The increase was primarily due to an increase in product development costs related to next generation systems.

Other income. Other income of $0.2 million for the three months ended June 30, 2025 and 2024 relates primarily to interest income.

Income taxes. The effective tax rates for the three months ended June 30, 2025 and 2024 were 41.1% and 26.4%, respectively. The increase in the effective tax rate for the three months ended June 30, 2025 compared to the prior period was primarily attributable to the reversal of the negative effective tax rate recorded during the three months ended March 31, 2025. This reversal occurred because the projected full-year tax liability began to exceed the amount of estimated tax credits, eliminating the amounts previously recorded in returning to a positive effective tax rate.

Six months ended June 30, 2025 compared to the six months ended June 30, 2024

Revenues. Revenues were $15.7 million for the six months ended June 30, 2025 compared to $19.9 million for the six months ended June 30, 2024, a decrease of $4.2 million, or 21.1%. The decrease was primarily driven by a lower number of units sold to a large customer in the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Cost of sales. Cost of sales was $8.4 million for the six months ended June 30, 2025 compared to $7.8 million for the six months ended June 30, 2024, an increase of $0.6 million, or 7.7%. The increase in cost of sales was primarily related to higher costs of servicing systems and the cost associated with the new placement program in the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Gross profit. Gross profit was $7.3 million for the six months ended June 30, 2025 compared to $12.1 million for the six months ended June 30, 2024, a decrease of $4.8 million, or 39.7%. Our overall gross profit percentage was 46.5% in the six months ended June 30, 2025 compared to 60.8% in the corresponding period in 2024. The decrease in gross profit was primarily driven by lower sales, higher costs of servicing systems, and the cost associated with the new placement program in the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

General and administrative. General and administrative expense was $4.2 million for the six months ended June 30, 2025 compared to $3.2 million for the six months ended June 30, 2024, an increase of $1.0 million, or 31.3%. The net increase in general and administrative expense was primarily due to higher professional fees and compensation.

Selling and marketing. Selling and marketing expense was $3.6 million for the six months ended June 30, 2025 compared to $2.3 million for the six months ended June 30, 2024, an increase of $1.3 million, or 56.5%. The increase was primarily driven by an increase in tradeshow costs, costs related to clinical studies, and payroll cost due to an increase in headcount.

Research and development. Research and development expense was $4.1 million for the six months ended June 30, 2025 compared to $1.8 million for the six months ended June 30, 2024, an increase of $2.3 million, or 127.8%. The increase was primarily due to significant lobbying costs related to billing code reimbursement, increased headcount, and an increase in product development costs related to next generation systems.

Other income. Other income of $0.4 million for the six months ended June 30, 2025 and 2024 relates primarily to interest income.

Income taxes. The effective tax rates for the six months ended June 30, 2025 and 2024 were 14.5% and 26.6%, respectively. The decrease in the effective tax rate for the six months ended June 30, 2025 compared to the prior year period was primarily due to an increase in the estimated tax credits that are expected to be generated and utilized.

Financial Condition

The following discussion summarizes significant changes in assets and liabilities. Please see the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024 contained in Part I, Item 1 of this filing.

Assets

Cash and cash equivalents were $22.2 million at June 30, 2025 compared to $22.1 million at December 31, 2024, an increase of $0.1 million. See Cash Flows for details on the change in cash and cash equivalents during the six months ended June 30, 2025.

Accounts receivable was $12.6 million at June 30, 2025 compared to $19.7 million at December 31, 2024, a decrease of $7.1 million. The decrease was primarily due to the decrease in sales and concentration of sales to the Company’s primary customer that is subject to extended payment terms.

Inventories was $12.4 million at June 30, 2025 compared to $10.1 million at December 31, 2024, an increase of $2.3 million. The increase was primarily due to the anticipation of increasing future sales.

Liabilities

There were no borrowings outstanding under our revolving line of credit with Comerica Bank at June 30, 2025 or December 31, 2024.

Liquidity and Capital Resources

In general terms, liquidity is a measurement of the Company’s ability to meet its cash needs. For the six months ended June 30, 2025, funding was derived primarily from cash generated by the sale of equipment to our customers in the ordinary course of business. The Company believes that proceeds from maturing cash equivalents, as well as the Company’s borrowing capacity under its existing line of credit and access to capital resources are sufficient to meet operating capital and funding requirements for the next 12 months from the date of this quarterly report. Please see Note 3, Debt, to the condensed consolidated financial statements for a discussion regarding the Company’s revolving credit facility with Comerica Bank. The Company’s liquidity position and capital requirements may be impacted by a number of factors, including the following:

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

The Company claimed Employee Retention Credits (“ERC”) as provided in the Coronavirus Aid, Relief, and Economic Security Act of 2020 and subsequent amendments. The ERC is a fully refundable payroll tax credit to provide financial incentives to eligible businesses to retain their workforce through the period of financial hardship resulting from the COVID-19 pandemic. The Company received $0.3 million in the second quarter of 2025 and $0.2 million in the fourth quarter of 2024. These amounts were recorded against the payroll expenses in the condensed consolidated statements of income (loss). Further claims outstanding will be recorded in the period in which payment is received.

Sensus’s management regularly evaluates cash requirements for current operations, commitments, capital requirements and business development transactions, and may seek to raise additional funds for these purposes in the future. However, there can be no assurance that it will be able to raise such funds or the terms on which such funds may be raised, if at all.

Cash flows

The following table provides a summary of cash flows for the periods indicated:

	For the Six Months Ended June 30,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$440	$(3,957)
Investing activities	(34)	(236)
Financing activities	(300)	17
Total	$106	$(4,176)

Cash flows from operating activities

Net cash provided by operating activities was $0.4 million for the six months ended June 30, 2025, consisting of net loss of $3.6 million and non-cash activity of less than $0.1 million, offset by a decrease in net operating assets of $4.1 million, primarily driven by a $7.1 million decrease in accounts receivable and a $3.2 million increase in inventories. Cash flows provided by operating activities primarily include the receipt of revenues offset by the payment of operating expenses incurred in the normal course of business. Non-cash items consisted of stock-based compensation expense, deferred income taxes, provision for product warranties, amortization of right-of-use asset and depreciation and amortization of property and equipment. Net cash used in operating activities was $4.0 million for the six months ended June 30, 2024, consisting of net income of $3.9 million and non-cash charges of $1.1 million, offset by an increase in net operating assets of $9.0 million, primarily driven by a $7.7 million increase in accounts receivable and a $1.0 million increase in inventories. Cash flows provided by operating activities primarily include the receipt of revenues offset by the payment of operating expenses incurred in the normal course of business. Non-cash items consisted of credit loss expense, deferred income taxes, stock-based compensation expense, provision for product warranties, amortization of right-of-use asset and depreciation and amortization of property and equipment.

Cash flows from investing activities

Net cash used in investing activities for the six months ended June 30, 2025 reflected $34 thousand of purchases of property and equipment. Net cash used in investing activities for the six months ended June 30, 2024 reflected $0.2 million of purchases of property and equipment.

Cash flows from financing activities

Net cash used in financing activities for the six months ended June 30, 2025 reflected $0.3 million of repurchases of common stock. Net cash provided by financing activities for the six months ended June 30, 2024 reflected $17 thousand of exercised stock options.

Inflation

During the first and second quarters of 2025, we continued to experience some increase in commodity and shipping prices and energy and labor costs which resulted in inflationary pressures across various parts of our business and operations, including on our customers, partners, and suppliers. We continue to monitor the impact of inflation and we are taking actions, such as ordering inventory in advance, to minimize its effects on our product cost and sales.

Indebtedness

Please see Note 3, Debt, to the condensed consolidated financial statements.

Contractual Obligations and Commitments

Please see Note 6, Commitments and Contingencies, to the condensed consolidated financial statements.

Critical Accounting Policies and Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. Management has not applied any critical accounting estimates but has identified revenue recognition policies as critical to understanding the financial condition and results of operations. For a detailed discussion on the application of these and other accounting policies, see the Note 1, Organization and Summary of Significant Accounting Policies to the consolidated financial statements included in the 2024 Annual Report for further information.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

As of June 30, 2025, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of June 30, 2025, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

There were no unregistered sales of securities during the three months ended June 30, 2025.

(b)	Use of Proceeds from the Sale of Registered Securities

None.

(c)	Purchases of Equity Securities by the Registrant and Affiliated Purchasers.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

(c) Rule 10b5-1 Trading Plans

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K. None.

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

SENSUS HEALTHCARE, INC.

Date: August 12, 2025	/s/ Joseph C. Sardano
Joseph C. Sardano
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2025	/s/ Javier Rampolla
Javier Rampolla
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)