Form 10-K
period 2025-12-31
Sensus Healthcare, Inc.
filed 2026-03-04
CIK 1494891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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

The aggregate market value of the common equity held by non-affiliates of the registrant on June 30, 2025, the last business day of the registrant’s most recently completed second quarter, was $70,888,700 based on the closing price of $4.74 per share of common stock on the Nasdaq Capital Market on that date. For this purpose, all outstanding shares of common stock have been considered held by non-affiliates, other than the shares beneficially owned by directors and officers of the registrant.

As of February 24, 2026, there were 16,462,059 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 2026, are incorporated by reference in Part III.

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

Forward-looking statements involve risks and uncertainties because they relate to events, developments, and circumstances relating to Sensus Healthcare, Inc., our industry, and/or general economic or other conditions that may or may not occur in the future or may occur on longer or shorter timelines or to a greater or lesser degree than anticipated. In addition, even if future events, developments and circumstances are consistent with the forward-looking statements contained in this report, they may not be predictive of results or developments in future periods. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, forward-looking statements are not guarantees of future performance, and our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from the forward looking statements contained in this report as a result of the following factors, among others: the level and availability of government and/or third party payor reimbursement for clinical procedures using our products, and the willingness of healthcare providers to purchase our products if the level of reimbursement declines; concentration of our customers in the U.S. and China, including the concentration of sales to one particular customer in the U.S.; the development by others of new products, treatments, or technologies that render our technology partially or wholly obsolete; the regulatory requirements applicable to us and our competitors; our ability to efficiently manage our manufacturing processes and costs; the risks arising from doing business in China and other foreign countries, including ongoing geopolitical tensions between the U.S. and China; legislation, regulation, or other governmental action that affects our products, taxes, international trade regulation (including the possibility of tariffs and fluctuations in tariffs on equipment we export or materials we import), or other aspects of our business; the performance of the Company’s information technology systems and its ability to maintain data security; the possibility that inflationary pressures continue to impact our sales; our ability to obtain and maintain the intellectual property needed to adequately protect our products, and our ability to avoid infringing or otherwise violating the intellectual property rights of third parties; and other risks described from time to time in our filings with the Securities and Exchange Commission.

To date, geopolitical uncertainties other than those relating to China have not had any significant impact on our business, but we continue to monitor developments and will address them in future disclosures, if applicable.

Any forward-looking statements that we make in this report speak only as of the date of such statement, and we undertake no obligation to update such statements to reflect events or circumstances after the date this report is filed, except as may be required by applicable law.

ii

PART I.

Item 1. BUSINESS

Overview

Sensus Healthcare, Inc. (together, with its subsidiaries, Sensus Medical Devices Ltd. and Sensus Healthcare Services, LLC, unless the context otherwise indicates, “Sensus,” “we,” “us,” “our,” or the “Company”) is a medical device company committed to providing highly effective, non-invasive treatments for non-melanoma skin cancer (NMSC) and post-surgical keloid scar prevention. The Company uses a proprietary low-energy X-ray technology known as superficial radiation therapy (“SRT”), which is based on decades of dedicated research and development, and has successfully incorporated SRT into a portfolio of treatment devices: the SRT-100TM, SRT-100+TM and SRT-100 VisionTM. To date, SRT technology has been used to effectively and safely treat oncological and non-oncological skin conditions of close to one-million patients around the world.

Our business was organized in 2010 and the Company, incorporated in Delaware, completed its initial public offering in 2016. The Company operates as one segment from its corporate headquarters located in Boca Raton, Florida. In February 2024, the Company formed Sensus Healthcare Services, LLC, a wholly owned subsidiary that provides operational healthcare offerings to dermatology clinics in the form of equipment, radiation oncology and physicist oversight, and on-site device operation by radiotherapy technologists. The term the Company uses for this service model is the “Fair Deal Agreement.” For further information see Note 1, Organization and Summary of Significant Accounting Policies - Description of the Business, in the notes to the consolidated financial statements in Part II, Item 8.

Our Products and Services

SRT is the Company’s core technology. As of December 31, 2025, the Company had installed 955 units in 21 countries, primarily in the United States.

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

Fair Deal Agreement

The Company offers the Fair Deal Agreement, a recurring revenue program that provides customers with a revenue-share turn-key solution to gain access to the Company’s image-guided superficial radiotherapy technology to treat non-melanoma skin cancer and keloids. Under this service model, the Company provides the customer with a SRT system, a radiotherapy technologist, radiation oncology and physicist oversight. The Company receives in exchange a contractual percentage of all SRT related reimbursement collected from all payors; an economic value proposition as an alternative to a direct purchase.

Sensus Healthcare Financial Services

In February 2026, the Company launched Sensus Healthcare Financial Services, a financing program through third party banks, to support the acquisition of the Company’s full line of systems through a streamlined process and flexible financing structures, including outright purchase or several leasing alternatives. The Company believes this program will improve conversion of purchase-oriented prospects by reducing administrative and financing barriers. The Company also believes that the program will complement the Company’s broader commercial strategy across independent medical practices and corporate accounts, as well as support a scalable go-to-market strategy as customer demand accelerates under the new reimbursement environment.

Sensus Link

In February 2026, the Company launched Sensus Link, a cloud-based software and connectivity solution intended to expand advanced operating capabilities across the Company’s SRT-100 system installed base. Through the combination of a new point-of-care software solution with cloud-based connectivity features, Sensus Link enables users of SRT-100 systems to access enhanced workflow, treatment documentation and operating intelligence. These capabilities historically were associated solely with more advanced image-guided and workstation platforms. The Company expect this solution to strengthen the commercial offering across both direct purchase and Fair Deal Agreement customers.

Other products

TransDermal Infusion (TDI)

TransDermal Infusion is a biophysical alternative to infuse high weight molecule modalities into the dermis for medical and aesthetic purposes without the use of needles. In 2022, the Company sourced the product from a manufacturer in Italy. The Company started developing its own TDI system in 2023. The Company is not currently offering TDI.

Lasers

Sensus, from time to time, also distributes laser devices, for the aesthetic dermatology market, which includes applications for hair removal, vascular lesions, acne treatment, epidermal pigment removal (including removal of spots, freckles, and tattoos), skin toning, and skin rejuvenation. The Company did not sell any lasers in 2024 or 2025.

Other services

Sensus provides operational healthcare services for dermatology clinics in the form of radiation oncology and physicist oversight and on-site device operation by radiotherapy technologists.

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

Dermatology Market

Private dermatology practices in the U.S. represent the point of entry for most non-melanoma skin cancer patients. The Company believes its SRT products offer dermatologists a competitive advantage by allowing them to retain patients for the treatment of non-melanoma skin cancer, rather than having to refer them to other professionals. In addition to non-melanoma skin cancers, the Company has had a Food and Drug Administration (“FDA”) clearance to treat keloid scars since 2014. The Company’s SRT has been used by over 100 U.S. dermatology practices in the treatment of keloids. It has also been used to treat keloids in China since 2017.

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

The Company also began contracting with another third-party supplier, Koplak, LLC, in 2025 for special projects and assistance with regard to SRT products. Having multiple supplier relationships is intended to assist the Company in ramping up inventory more quickly in the event of significantly increased demand.

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

The Company possesses eight issued U.S. and Global patents. The patents relate to technology that is pertinent to the Company.

The following patents were issued between August 2007 and September 2008:

●	U.S. Patent No. 7,372,940: Radiation therapy system featuring rotatable filter assembly (expired September 30, 2025)
●	U.S. Patent No. 7,263,170: Radiation therapy system featuring rotatable filter assembly (expired September 30, 2025)

The following patents were issued to us in 2017:

●	Russia Patent No. 2633322: Hybrid Ultrasound-Guided Superficial Radiotherapy System and Method (expires January 12, 2033)
●	China Patent No. ZL201380013491.7: Hybrid Ultrasound-Guided Superficial Radiotherapy System and Method (expires January 12, 2033)

The following patents were issued to Sensus in 2020:

●	U.S. Patent No. 10,596,392: Dermatology Radiotherapy System with hybrid Imager (expires July 28, 2038)
●	China Patent No. ZL201710929838.2 Hybrid Ultrasound-Guided Superficial Radiotherapy System and Method (expires August 14, 2038)

The following patent was issued to Sensus in 2021:

●	U.S. Patent No. 11,027,149: Hybrid Ultrasound-Guided Superficial Radiotherapy System and Method (expires July 7, 2034)

The following patent was issued to Sensus in 2024:

●	U.S. Patent No. 11,894,123: Radiotherapy Mobile and Wireless Device Workflow Management System (expires June 20, 2039)

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

Government Regulation

Sensus’s business is subject to extensive federal, state, local, and foreign laws and regulations, including those relating to the protection of the environment, health, and safety. Some of the pertinent laws and regulations have not been definitively interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of subjective interpretations. In addition, these laws and regulations and their interpretations are subject to change, and new laws may be enacted. Both federal and state governmental agencies continue to subject the healthcare industry to intense regulatory scrutiny, including heightened civil and criminal enforcement efforts. The Company believes that its business operations and relationships with customers and suppliers are structured to comply with all applicable legal requirements. However, it is possible that governmental entities or other third parties could interpret these laws and regulations differently and assert otherwise. Discussed below are statutes and regulations that are most relevant to the Company’s business. For the year ended December 31, 2025, we incurred $3.4 million in expenses related to regulatory compliance and quality standards.

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

Centers for Medicare and Medicaid Services (CMS) CPT Codes and Local Coverage Determinations (LCDs)

CMS is the federal agency within the U.S. Department of Health and Human Services responsible for administering the Medicare program, Medicaid, the Children’s Health Insurance Program, and the Health Insurance Marketplace. CMS sets health and safety standards for facilities, manages beneficiary enrollment, and pays claims. Sensus relies on its SRT technology and SRT is reimbursed through CPT codes that CMS establishes and sets the value for. CMS released brand new CPT codes for SRT beginning on January 1, 2026, however, the announcement of the new CPT codes, which were proposed in July, significantly impacted 2025 sales numbers for the Company, as customers anticipated use of the new codes in 2026.

In addition, an LCD is a regional policy created by Medicare Administrative Contractors that determines whether a specific medical item or service is considered reasonable, necessary, and covered under Medicare Part A or Part B within a particular geographic area. LCD’s define covered diagnosis codes, service frequency, and documentation requirements, and are stored in the Medicare Coverage Database.

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

The Company has obtained approval to sell our products in Australia, Canada, China, Hong Kong, European Union, United Kingdom, Israel, Mexico, Russia, South Africa, South Korea, Vietnam, Taiwan, and Guatemala, and is currently seeking approval in several other countries. The Company has also received its Medical Device Single Audit Program (MDSAP) certification which allows medical device manufactures to satisfy certain regulatory requirements in USA, Canada, Japan, Australia, and Brazil through a single audit, reducing costs, minimizing operational disruptions, expediting market access, and providing more consistent and transparent regulatory oversight.

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

Research and Development

Research and development costs related to development and quality and regulatory costs are expensed as incurred. For the years ended December 31, 2025 and 2024, the Company incurred research and development expenses of $7.8 million and $4.2 million, respectively. The Company expects research and development expenses incurred in 2026 to be substantially lower than those incurred in 2025.

Employees and Human Capital

At December 31, 2025, the Company had 60 employees. None of the Company’s employees are represented by a labor union or covered by a collective bargaining agreement.

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

Available Information

Sensus files annual, quarterly, and current reports, proxy statements, and all amendments to these reports and other information with the SEC. Sensus makes available free-of-charge, on or through its website at http://www.sensushealthcare.com, Sensus’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and all amendments to those filings, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Our corporate governance guidelines, code of business conduct and ethics, board committee charters, and certain other corporate governance policies are also posted on the Investor Relations section of our website. The information on Sensus’s website is not incorporated by reference in this Annual Report on Form 10-K. Reports, proxy statements, and other information regarding issuers that file electronically with the SEC, including Sensus’s filings, are also available to the public from the SEC’s website at http://www.sec.gov.

Item 1A. RISK FACTORS

An investment in Sensus’s common stock contains a high degree of risk. Investors should carefully consider the following risks and uncertainties before making an investment decision with respect to our common stock. These disclosures reflect the Company’s beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. Our business, including our operating results and financial conditions, could be harmed if any of these risks, as well as other risks not currently known to us or that we currently deem immaterial, were to materialize. The trading price of Sensus’s common stock could decline due to the occurrence of any of these risks. In assessing these risks, investors should also refer to the other information included in our filings with the SEC, including our financial statements and the related notes. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future.

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

Some private payors in the U.S. may base their reimbursement policies on the coverage decisions determined by CMS. Others may adopt different coverage or reimbursement policies for procedures performed using Sensus’s products, while some governmental programs, such as Medicaid, have reimbursement policies that vary from state to state, some of which may not pay an amount that supports the selling price of Sensus’s products, if at all. A Medicare national or local coverage decision denying coverage for any of the procedures performed using the Company’s products could result in private and other third-party payors also denying coverage. Medicare (Part B) and a number of private insurers in the U.S. currently cover and pay for both non-melanoma skin cancer and keloid treatments using the SRT-100. A withdrawal, or even contemplation of a withdrawal, by CMS, Medicaid or private payors of reimbursements, or any other unfavorable coverage or reimbursement decisions by government programs or private payors, could have a material adverse effect on the Company’s revenues and business.

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

The Company is focused heavily on the development and commercialization of a limited number of products for the treatment of non-melanoma skin cancer and other skin conditions with SRT. From the Company’s inception in 2010 through December 31, 2025, revenue has primarily been derived from sales of the SRT-100 product line and related services and ancillary products. Although the Company has introduced new products, the Company expects most of revenue in the near to medium term to be derived from or related to sales of the SRT-100 product line. Because of this, any decline in the sales of these products will negatively impact the Company’s business, financial condition, and results of operations.

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

The Company’s customers, including one U.S. customer accounting for a significant portion of our sales, are concentrated in the U.S., and economic difficulties or changes in the purchasing policies or patterns of the Company’s customers in the U.S. has had and could have in the future a significant impact on our business and operating results.

Most of the Company’s sales have been made to customers located in the U.S. (92% and 96% in the years ended December 31, 2025 and 2024, respectively). Additionally, a single customer in the U.S. accounted for 52% and 73% of revenues for the years ended December 31, 2025, and December 31, 2024, respectively. Because of these concentrations, changes in economic conditions, competitive products (including any developed by our significant customers), or the loss of, reduction of business with, or less favorable terms with, our significant customer or other U.S. customers, has caused, and may cause in the future, significant fluctuations in our revenue. A reduction or delay in orders for the Company’s products for these or other reasons has in the past, and could in the future, materially harm our business and results of operations.

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

Risks Related to the Ownership of Sensus’s Securities

We have a history of net losses prior to 2021 and we reported a net loss in 2025. If we do not return to and maintain profitability, our financial condition and the value of our common stock could suffer.

The Company has a history of net losses. The historical losses from inception through December 31, 2021 totaled $17.8 million. While the Company achieved profitability in 2021 and maintained profitability on an annual basis through 2024, the Company reported a net loss of $7.7 million during the year ended December 31, 2025. The accumulated net loss prior to 2021 was mainly related to the research and development expenses in the early stage of the Company. The Company expects to continue to incur significant expenses as it seeks to grow its business, including costs related to research and development, sales and marketing, and general and administrative functions. The Company is continuously managing expenses and pursuing strategies to improve operational efficiency and increase revenues. However, there can be no assurances that these and other actions will result in the Company returning to profitability or, if profitability is achieved, that the Company will be able to sustain profitability. The Company’s failure to achieve and maintain profitability could negatively impact our financial condition and the value of our common stock.

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

Any future determination to declare cash dividends will be made at the discretion of the Company’s Board of Directors (the “Board of Directors”) and will be subject to compliance with applicable laws and covenants under any credit facilities, which may restrict or limit the Company’s ability to pay dividends. For example, the Company’s current revolving line of credit restricts the ability to pay dividends or make any distributions or payments or redeem, retire, or purchase any capital stock without the prior written consent of the lender (with limited exceptions). Also, the form, frequency, and amount of dividends will depend upon the Company’s future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, and other factors that the Board of Directors may deem relevant. Sensus may not pay dividends as a result of any of the foregoing, and in these cases, an investor would need to rely on price appreciation of the Company’s common stock for a return on investment.

Sensus’s executive officers and directors may exert control over the Company and may exercise influence over matters subject to stockholder approval.

Sensus’s executive officers and directors, together with their respective affiliates, beneficially owned approximately 9.0% of our outstanding common stock as of February 12, 2026. Accordingly, these stockholders, if they act together, may exercise substantial influence over matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger. This concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discourage a potential acquirer from attempting to obtain control over Sensus, which in turn could have a material adverse effect on the market value of Sensus’s common stock.

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

Cybersecurity Governance

The Board of Directors actively collaborates with management to supervise cybersecurity risks. The Chief Technology Officer (“CTO”), with over ten years of experience in technology and engineering within the medical device industry, leads the Company’s overall cybersecurity function and is responsible for monitoring cybersecurity risks. The CTO works with internal personnel and third-party consultants to design and implement controls for the prevention, detection, mitigation, and remediation of cybersecurity risks. The CTO maintains regular communication with the Board on matters related to cybersecurity and provides updates to management on a quarterly basis. In the event of a cybersecurity incident, the Board is to be promptly notified.

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

Holders

At the close of business on February 26, 2026, there were 16 common stockholders of record. This does not include “street name” or beneficial owners, whose shares are held of record by banks, brokers, and other financial institutions.

Dividends

The Company has never declared or paid any dividends on its common stock and anticipates that for the foreseeable future all earnings will be retained for use rather than paid out as dividends. Any future payment of cash dividends will be dependent upon the Company’s financial condition, results of operations, current and anticipated cash requirements, and plans for expansion, as well as other factors that the Board of Directors deems relevant. Additionally, certain contractual agreements and provisions of Delaware law impose restrictions on our ability to pay dividends. For example, the Company’s current revolving line of credit restricts the ability to pay dividends or make any distributions or payments or redeem, retire, or purchase any capital stock without the prior written consent of the lender (with limited exceptions). Additionally, Section 170(a) of the DGCL only permits dividends to be paid out of two legally available sources: (1) out of surplus, or (2) if there is no surplus, out of net profits for the year in which the dividend is declared or the preceding year (so-called “nimble dividends”). However, dividends may not be declared or paid out of net profits if “the capital of the corporation, computed in accordance with sections 154 and 244 of the DGCL, shall have been diminished by depreciation in the value of its property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets.” Contractual obligations and applicable law will restrict the ability to declare and pay dividends in the future.

Unregistered Sales of Securities

There were no unregistered sales of securities during the year ended December 31, 2025.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

In August 2023, the Company announced that its Board of Directors had authorized a program to purchase up to $3,000,000 of shares of its common stock. Purchases may be made in a variety of methods, including open market, from time to time, depending upon market conditions, including the market price of the common stock, and other factors. The program has no time limit and may be modified, suspended, or discontinued at any time. No purchases were made during the fourth quarter of 2025 by or on behalf of the Company.

Item 6. RESERVED

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis (“MD&A”) in conjunction with the information set forth within the financial statements and related notes included in this Annual Report on Form 10-K.

Overview

As discussed elsewhere in this Report, Sensus achieved profitability for the first time in 2021, and maintained profitability through 2024. The Company incurred a net loss in 2025, mostly related to lobbying costs to secure reimbursement codes and lower demand particularly from our historically largest customer. Sensus continues to seek to return to profitability in 2026 by, among other things, increasing sales and managing operational expenses where necessary in order to continue to invest in marketing initiatives to promote the Company’s products. SRT reimbursement was just revalued and increased by CMS, effective as of January 1, 2026. Management expects that the new reimbursement codes will increase the demand for the SRT product. However, Sensus faces a number of uncertainties in 2026 that could impact our ability to achieve this goal. These include further decreased demand from its historically largest customer, increased cost due to hiring more sales representatives, continued inflation, and decreased demand for its higher priced SRT device.

Components of our results of operations

Sensus manages its business globally within one reportable segment, which is consistent with how management views the business, prioritizes investment and resource allocation decisions, and assesses operating performance.

Results of Operation

	For the Years Ended
	December 31,
(in thousands, except shares and per share data)	2025	2024

Revenues	$27,482	$41,807
Cost of sales	15,615	17,376
Gross profit	11,867	24,431
Operating expenses
General and administrative	7,873	7,147
Selling and marketing	6,523	4,978
Research and development	7,778	4,216
Total operating expenses	22,174	16,341
(Loss) income from operations	(10,307)	8,090
Other income:
Interest income, net	683	932
Other income, net	683	932
(Loss) income before income tax	(9,624)	9,022
(Benefit from) provision for income taxes	(1,905)	2,375
Net (loss) income	$(7,719)	$6,647
Net income per share – basic	$(0.47)	$0.41
diluted	$(0.47)	$0.41
Weighted average number of shares used in
computing net income per share – basic	16,326,937	16,312,351
diluted	16,326,937	16,359,616

2025 Compared with 2024

Revenues of $27.5 million in 2025 decreased by $14.3 million, or 34%, from $41.8 million in 2024. The decrease in revenue was primarily driven by a lower number of units sold (70 in the year ended December 31, 2025, compared to 115 in the year ended December 31, 2024), reflecting reduced sales to our largest customer, slightly offset by revenue recognized from new placements under the Fair Deal Agreement (the “Program”).

Cost of sales of $15.6 million in 2025 decreased by $1.8 million, or 10%, from $17.4 million in 2024. The decrease in cost of sales was primarily related to a lower number of units sold offset by significantly higher costs of servicing systems and the cost associated with new placements under the Program, which generates costs related to installation and training in advance of related revenues.

Gross profit of $11.9 million, or 43.3% of revenue, in 2025 decreased by $12.5 million, or 51%, from $24.4 million, or 58.4% of revenue, in 2024. The decrease in gross profit was primarily driven by lower sales, higher cost of servicing systems and the costs associated with new placements under the Program.

General and administrative expenses of $7.9 million in 2025 increased by $0.8 million, or 11%, from $7.1 million in 2024. The net increase in general and administrative expense was primarily due to higher professional fees and insurance costs and compensation costs.

Selling and marketing expenses of $6.5 million in 2025 increased by $1.5 million, or 30%, from $5.0 million in 2024. The increase was primarily driven by increases in tradeshow costs and payroll cost due to increase in headcount.

Research and development expenses of $7.8 million in 2025 increased by $3.6 million, or 86%, from $4.2 million in 2024. The increase was primarily due to significant lobbying costs related to billing code reimbursement, increased headcount, and an increase in product development costs related to next generation systems. The Company expects research and development expenses incurred in 2026 to be substantially lower than those incurred in 2025.

Other income, net of $0.7 million and $0.9 million in the years ended December 31, 2025 and 2024, respectively, relates primarily to interest income.

Cash and cash equivalents of $22.1 million at December 31, 2025 was unchanged as compared to December 31, 2024. See Cash flows for details on the change in cash and cash equivalents during the year ended December 31, 2025.

Accounts receivable, net of $6.0 million at December 31, 2025 decreased by $13.7 million, or 70%, from $19.7 million at December 31, 2024. The decrease was primarily due to the decrease in sales and concentration of sales to the Company’s largest customer that are subject to extended payment terms.

Inventories of $14.6 million at December 31, 2025 increased by $4.5 million, or 44%, from $10.1 million at December 31, 2024. The increase was primarily due to the anticipation of increasing future sales.

Liabilities

There were no borrowings under our revolving lines of credit at December 31, 2025 or December 31, 2024. See Note 3, Debt, to the consolidated financial statements for further discussion.

Liquidity and Capital Resources

In general terms, liquidity is a measurement of the Company’s ability to meet its cash needs. For the year ended December 31, 2025, funding was derived primarily from cash generated by the sale of equipment to our customers in the ordinary course of business. The Company believes that proceeds from maturing cash equivalents, as well as the Company’s borrowing capacity under its existing line of credit provide the Company with access to capital resources sufficient to meet operating capital and funding requirements for the next 12 months from the date of this annual report. Please see Note 3, Debt , to the consolidated financial statements for a discussion regarding the Company’s revolving credit facility with Comerica Bank. The Company’s liquidity position and capital requirements may be impacted by a number of factors, including the following:

●	ability to generate and increase revenue;
●	fluctuations in gross margins, operating expenses and net results; and
●	financial market instability or disruptions to the banking system due to bank failures

The Company’s primary short-term capital needs, which are subject to change, include expenditures related to:

●	expansion of sales and marketing activities; and
●	continued research and development activities.

The Company claimed Employee Retention Credits (“ERC”) as provided in the Coronavirus Aid, Relief, and Economic Security Act of 2020 and subsequent amendments. The ERC is a fully refundable payroll tax credit to provide financial incentives to eligible businesses to retain their workforce through the period of financial hardship resulting from the COVID-19 pandemic. The Company received $0.3 million in the second quarter of 2025 and $0.2 million in the fourth quarter of 2024. These amounts were recorded against the payroll expenses in the consolidated statements of (loss) income. Further claims outstanding will be recorded in the period in which payment is received.

Sensus’s management regularly evaluates cash requirements for current operations, commitments, capital requirements and business development transactions, and may seek to raise additional funds for these purposes in the future. However, there can be no assurance that it will be able to raise such funds or the terms on which such funds may be raised, if at all.

Cash flows

The following table provides a summary of the Company’s cash flows for the periods indicated:

	For the Years Ended
	December 31,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$528	$(831)
Investing activities	(196)	(276)
Financing activities	(305)	15
Total	$27	$(1,092)

Cash flows from operating activities

Net cash provided by operating activities was $0.5 million for the year ended December 31, 2025, consisting of net loss of $7.7 million and non-cash activities of $0.4 million, offset by an increase in net operating assets of $8.6 million. Cash flows provided by operating activities primarily include the receipt of revenues offset by the payment of operating expenses incurred in the normal course of business. Non-cash items consisted of credit loss expense, deferred income taxes, stock-based compensation expense, provision for product warranties, amortization of right-of-use asset and depreciation of property and equipment. Net cash used in operating activities was $0.8 million for the year ended December 31, 2024, consisting of net income of $6.6 million and non-cash charges of $1.1 million, offset by an increase in net operating assets of $8.5 million. Cash flows provided by operating activities primarily include the receipt of revenues offset by the payment of operating expenses incurred in the normal course of business. Non-cash items consisted of credit loss expense, deferred income taxes, stock-based compensation expense, provision for product warranties, amortization of right-of-use asset and depreciation and amortization of property and equipment.

Cash flows from investing activities

Net cash used in investing activities during the year ended December 31, 2025 reflected $0.2 million of purchases of property and equipment. Net cash used in investing activities during the year ended December 31, 2024 mainly reflected $0.3 million of purchases of property and equipment.

Cash flows from financing activities

Net cash used in financing activities during the year ended December 31, 2025 reflected $0.3 million of stock repurchase and $5 thousand of withholding taxes on stock-based compensation. Net cash provided by financing activities during the year ended December 31, 2024 reflected $67 thousand of exercised stock options, offset by $52 thousand of withholding taxes on stock-based compensation.

Inflation

During 2025, increased commodity and shipping prices and energy and labor costs resulted in minor inflationary pressures across various parts of our business and operations, including on our customers, partners, and suppliers. We continue to monitor the impact of inflation and we are taking actions, such as ordering inventory in advance, to minimize its effects on our product cost and sales.

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

FINANCIAL STATEMENTS OF SENSUS HEALTHCARE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Sensus Healthcare, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Sensus Healthcare, Inc. and Subsidiaries (the “Company”) as of December 31, 2025, and the related consolidated statement of (loss) income, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As described in Notes 1 and 10, the Company adopted Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” as of January 1, 2025, which is retrospectively applied to January 1, 2024. Except for the effects of the retrospective presentation for the adoption of Topic 740, we were not engaged to audit, review, or apply any procedures to the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended. Other than as stated above, we do not express an opinion or any other form of assurance about whether such financial position and the results of its operations and its cash flows as of and for the year ended December 31, 2024, have been fairly stated. Those balances were audited by the predecessor auditor.

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

/s/ Carr, Riggs & Ingram, L.L.C.

We have served as the Company’s auditor since 2026.

Palm Beach Gardens, FL

March 4, 2026

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

As described in Notes 1 and 12, the Company adopted Accounting Standards Update No. 2023-07, “Segment Reporting (“Topic 280”): Improvements to Reportable Segment Disclosures,” as of January 1, 2024, which is retrospectively applied to January 1, 2023. Except for the effects of the retrospective presentation for the adoption of Topic 280, we were not engaged to audit, review, or apply any procedures to the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, other than as stated above and, accordingly, we do not express an opinion or any other form of assurance about whether such financial position has been fairly stated as of December 31, 2023 and for the year then ended. Those balances were audited by the predecessor auditor.

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

West Palm Beach, FL

March 5, 2025

SENSUS HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31,	December 31,
(in thousands, except shares and per share data)	2025	2024

Assets
Current assets
Cash and cash equivalents	$22,083	$22,056
Accounts receivable, net	6,041	19,731
Inventories	14,563	10,097
Prepaid inventory	1,522	3,347
Other current assets	1,683	1,507
Total current assets	45,892	56,738
Property and equipment, net	1,976	1,997
Deferred tax assets, net	4,079	2,197
Operating lease right-of-use assets, net	452	581
Other noncurrent assets	640	652
Total assets	$53,039	$62,165

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$3,343	$4,811
Product warranties	275	329
Operating lease liabilities, current portion	262	204
Deferred revenue, current portion	842	541
Total current liabilities	4,722	5,885
Operating lease liabilities	209	398
Deferred revenue, net of current portion	10	55
Total liabilities	4,941	6,338
Commitments and contingencies
Stockholders’ equity
Preferred stock, 5,000,000 shares authorized and none issued and outstanding	—	—
Common stock, $0.01 par value – 50,000,000 authorized; 17,056,845 issued and 16,463,809 outstanding at December 31, 2025; 17,036,845 issued and 16,495,396 outstanding at December 31, 2024	169	169
Additional paid-in capital	46,090	45,795
Treasury stock, 593,036 and 541,449 shares at cost, at December 31, 2025 and December 31, 2024, respectively	(3,876)	(3,571)
Retained earnings	5,715	13,434
Total stockholders’ equity	48,098	55,827
Total liabilities and stockholders’ equity	$53,039	$62,165

See accompanying notes to the consolidated financial statements.

SENSUS HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME

	For the Years Ended
	December 31,
(in thousands, except shares and per share data)	2025	2024

Revenues	$27,482	$41,807
Cost of sales	15,615	17,376
Gross profit	11,867	24,431
Operating expenses
General and administrative	7,873	7,147
Selling and marketing	6,523	4,978
Research and development	7,778	4,216
Total operating expenses	22,174	16,341
(Loss) income from operations	(10,307)	8,090
Other income:
Interest income, net	683	932
Other income, net	683	932
(Loss) income before income taxes	(9,624)	9,022
(Benefit from) provision for income taxes	(1,905)	2,375
Net (loss) income	$(7,719)	$6,647
Net (loss) income per share – basic	$(0.47)	$0.41
diluted	$(0.47)	$0.41
Weighted average number of shares used in computing net (loss) income per share – basic	16,326,937	16,312,351
diluted	16,326,937	16,359,616

See accompanying notes to the consolidated financial statements.

SENSUS HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Common Stock		Additional Paid-In	Treasury Stock		Retained
(in thousands, except shares)	Shares	Amount	Capital	Shares	Amount	Earnings	Total

December 31, 2023	16,907,095	$169	$45,405	(532,924)	$(3,519)	$6,787	$48,842
Stock-based compensation	120,000	—	325	—	—	—	325
Exercise of stock options	12,000	—	67	—	—	—	67

Forfeiture of restricted stock units	(2,250)	—	(2)	—	—	—	(2)

Surrender of shares for tax withholding on stock-based compensation	—	—	—	(8,525)	(52)	—	(52)
Net income	—	—	—	—	—	6,647	6,647
December 31, 2024	17,036,845	$169	$45,795	(541,449)	$(3,571)	$13,434	$55,827
Stock-based compensation	40,000	—	300	—	—	—	300
Exercise of stock options	—	—	—	—	—	—	—

Forfeiture of restricted stock units	(20,000)	—	(5)	—	—	—	(5)

Surrender of shares for tax withholding on stock-based compensation	—	—	—	(1,227)	(5)	—	(5)
Stock repurchase	—	—	—	(50,360)	(300)	—	(300)
Net loss	—	—	—	—	—	(7,719)	(7,719)
December 31, 2025	17,056,845	$169	$46,090	(593,036)	$(3,876)	$5,715	$48,098

See accompanying notes to the consolidated financial statements.

SENSUS HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
(in thousands)	2025	2024
Cash flows from operating activities
Net (loss) income	$(7,719)	$6,647
Adjustments to reconcile net (loss) income to net cash and cash equivalents provided by (used in) operating activities:
Credit loss expense	44	123
Depreciation	386	239
Amortization of right-of-use asset	240	193
Provision for product warranties	503	255
Stock-based compensation	295	323
Deferred income taxes	(1,882)	(57)
Changes in operating assets and liabilities:
Accounts receivable	13,646	(9,209)
Inventories	(4,635)	268
Prepaid inventory	1,825	(361)
Other current assets	(176)	(619)
Other noncurrent assets	12	152
Accounts payable and accrued expenses	(1,468)	2,018
Operating lease liability	(242)	(181)
Income tax payable	—	(37)
Deferred revenue	256	(121)
Product warranties	(557)	(464)
Net cash provided by (used in) operating activities	528	(831)
Cash flows from investing activities
Acquisition of property and equipment	(196)	(276)
Net cash used in investing activities	(196)	(276)
Cash flows from financing activities
Repurchase of common stock	(300)	—
Withholding taxes on stock-based compensation	(5)	(52)
Exercise of stock options	—	67
Net cash (used in) provided by financing activities	(305)	15
Net increase (decrease) in cash and cash equivalents	27	(1,092)
Cash and cash equivalents – beginning of period	22,056	23,148
Cash and cash equivalents – end of period	$22,083	$22,056
Supplemental disclosure of cash flow information:
Interest paid	$—	$—
Income tax paid	$980	$2,582
Income tax refunds received	$395	$—
Supplemental schedule of noncash investing and financing transactions:
Net transfers from inventory to fixed assets	$169	$1,496
Lease liability arising from obtaining right-of-use-assets	$111	$—

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

In 2024, the Company formed Sensus Healthcare Services, LLC, a wholly-owned subsidiary that provides operational healthcare services to dermatology clinics in the form of equipment, radiation oncology oversight and physicist oversight, and on-site device operation by radiotherapy technologists where the Company receives a contractual percentage of all SRT reimbursement to the practice.

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

The Company also generates revenue from leases in which the Company is the lessor. The Company identifies the lease and non-lease components and allocates the contract consideration on a relative stand-alone selling price basis at lease inception. The Company has elected the practical expedient to combine lease and non-lease components when the components qualify to be combined, and such combined components are accounted for as a lease under ASC 842, Leases. Revenues from non-lease components that are not qualified to be combined are recognized under ASC 606, Revenue from Contracts with Customers, when the related services are rendered.

The components of disaggregated revenue for the years ended December 31, 2025 and 2024 were as follows:

	For the Years Ended
	December 31,
(in thousands)	2025	2024
Product Revenue - recognized at a point in time	$19,758	$36,398
Product Revenue - recognized over time	1,721	247
Service Revenue - recognized at a point in time	2,542	1,961
Service Revenue - recognized over time	3,461	3,201
Total Revenue	$27,482	$41,807

The Company operates in a highly regulated environment, primarily in the U.S. dermatology market, in which state regulatory approval is sometimes required prior to the customer being able to use the product. In cases where such regulatory approval is pending, revenue is deferred until such time as regulatory approval is obtained.

Deferred revenue activity for 2025 and 2024 was as follows:

(in thousands)	Product	Service	Total
December 31, 2023	$36	$681	$717
Revenue recognized	(300)	(3,201)	(3,501)
Amounts invoiced	345	3,035	3,380
December 31, 2024	$81	$515	$596
Revenue recognized	—	(3,461)	(3,461)
Amounts invoiced	270	3,447	3,717
December 31, 2025	$351	$501	$852

Remaining performance obligations related to deposits for products have original expected durations of one year or less. Estimated service revenue to be recognized in the future related to the performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2025 is as follows:

Year	Service Revenue
2026	491
2027	10
Total	$501

For the years ended December 31, 2025 and 2024, the Company paid commissions for certain equipment sales. Because the recovery of commissions is expected to occur from product revenue within one year, the Company charges commissions to expense as incurred.

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

One customer in the United States accounted for 52% and 73% of revenue for the years ended December 31, 2025 and 2024, respectively, and 65% and 86% of accounts receivable as of December 31, 2025 and 2024, respectively.

Geographical Information

The following table illustrates total revenue for the years ended December 31, 2025 and 2024 by geographic region.

	For the Years Ended
	December 31,
(in thousands)	2025		2024
United States	$25,362	92%	$40,180	96%
China	2,030	7%	1,445	3%
Other	90	1%	182	1%
Total Revenue	$27,482	100%	$41,807	100%

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

Accounts Receivable

On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU replace the incurred loss model for recognition of credit losses with a methodology that reflects expected credit losses over the life of the loan and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. This update did not have a significant impact on the Company’s consolidated financial statements.

On October 1, 2025, the Company adopted ASU No. 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this ASU provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, Revenue from Contracts with Customers. This update did not have a significant impact on the Company’s consolidated financial statements.

The Company does business and extends credit based on an evaluation of each customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company estimates future credit losses based on the age of customer receivable balances, collection history and forecasted economic trends. Future collections can be significantly different from historical collection trends or current estimates. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The allowance for expected credit losses was $0.1 million as of December 31, 2025 and 2024. Credit loss expense for the years ended December 31, 2025 and 2024 was $44 thousand and $0.1 million, respectively.

Inventories

Inventories consist of finished product and components and are stated at the lower of cost or net realizable value, determined using the first-in-first-out method.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation on property and equipment is calculated on the straight-line basis over the estimated useful life of each asset. Maintenance and repairs are expensed as incurred; expenditures that enhance the value of property or extend their useful lives are capitalized. When assets are sold or returned, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in other income in the consolidated statements of (loss) income.

Inventory units designated for customer demonstrations, as part of the sales process, are reclassified to property and equipment and the depreciation is recorded in selling and marketing expense. Property and equipment that were reclassified to or from inventory were $0.2 million and $1.5 million for the years ended December 31, 2025 and 2024, respectively. These property and equipment were for demonstrations and the leasing program where the Company is the lessor.

Research and Development

Research and development costs related to products under development by the Company and quality and regulatory costs and are expensed as incurred.

Earnings Per Share

Basic net (loss) income per share is calculated by dividing the net (loss) income by the weighted-average number of common shares outstanding for the period using the treasury stock method for options, restricted stocks and warrants. Diluted net (loss) income per share is computed by giving effect to all potential dilutive common share equivalents outstanding for the period.

The factors used in the earnings per share computation are as follows:

	For the Years Ended
	December 31,
(in thousands, except share and per share amounts)	2025	2024
Basic
Net (loss) income	$(7,719)	$6,647
Weighted average number of shares used in computing net (loss) income per share – basic	16,326,937	16,312,351
Net (loss) income per share - basic	$(0.47)	$0.41
Diluted
Net (loss) income	$(7,719)	$6,647
Weighted average number of shares used in computing net (loss) income per share – basic	16,326,937	16,312,351
Dilutive effects of:
Stock options	—	6,710
Restricted stock awards	—	40,555
Weighted average number of shares used in computing net (loss) income per share – diluted	16,326,937	16,359,616
Net (loss) income per share - diluted	$(0.47)	$0.41

The shares in full amount listed below were not included in the computation of diluted net (loss) income per share because to do so would have been antidilutive for the periods presented:
Restricted stock awards	105,000	—
Stock options	77,550	—

Diluted net loss per share for the year ended December 31, 2025 excludes the dilutive effect of any stock options or shares issued under restricted stock awards, as the inclusion would be antidilutive due to the Company’s net loss during the period. Diluted net income per share for the year ended December 31, 2024 includes the dilutive effect of stock options and restricted stock awards that were issued in December 2022, January 2024, and December 2024 to directors, officers, and employees.

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

Advertising Costs

Advertising and promotion costs are charged to expense as incurred. Advertising and promotion costs included in selling and marketing expense in the accompanying consolidated statements of (loss) income amounted to $2.0 million and $1.2 million for the years ended December 31, 2025 and 2024, respectively.

Leases

The Company evaluates arrangements at inception to determine if an arrangement is or contains a lease. Operating lease assets represent the Company’s right to control an underlying asset for the lease term, and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Control of an underlying asset is conveyed to the Company if the Company obtains the rights to direct the use of and obtains substantially all of the economic benefits from using the underlying asset. Operating lease assets and liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company uses an incremental borrowing rate that the Company would expect to incur for a fully collateralized loan over a similar term under similar economic conditions to determine the present value of the lease payments. The Company has lease agreements which include lease and non-lease components, which the Company has elected to account for as a single lease component for all classes of underlying assets.

The lease payments used to determine the Company’s operating lease assets may include lease incentives, and stated rent increases are recognized in the Company’s operating lease assets in the Company’s consolidated balance sheets. Operating lease assets are amortized to rent expense over the lease term and included in operating expenses in the consolidated statements of (loss) income.

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

The Company has elected the practical expedient to combine lease and non-lease components when the components qualify to be combined. Continuous supporting services are the primary non-lease components and are not predominant. As a result, the combined components are accounted for as a lease under ASC 842, Leases. The revenues from non-lease components that are not qualified to be combined are recognized when the services are rendered under ASC 606, Revenue from Contracts with Customers. The revenues from non-lease components were $0.2 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively.

For operating leases where the Company is the lessor, the Company recognizes the underlying assets and depreciates them over the estimated useful life which is based upon an estimate of the residual value expected at the end of the lease term. Lease income is recognized on a straight-line basis over the lease term when the lease payment is determined. Lease income is not recognized when collection of all contractual rents over the term of the agreement is not probable. When collection is not probable, the Company limits the lease income to the lesser of the revenue recognized on a straight-line basis or cash basis. The lease income is included in revenues in the consolidated statements of (loss) income.

Variable lease payments associated with the leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed occurs. Variable lease payments are presented within revenues in the consolidated statements of (loss) income.

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

In July 2025, the One Big Beautiful Bill Act (the “Tax Act”) was enacted, introducing a series of corporate tax changes in the U.S., including 100% bonus depreciation on qualified property and full expensing for research and development expenditures. The impacts of the Tax Act are reflected in our results for the year ended December 31, 2025, and there was no material impact to our income tax expense or effective tax rate. We expect that certain provisions will make the timing of cash tax payments in future periods less frequent.

Uncertain tax positions are recognized in the consolidated financial statements only if a position is more likely than not to be sustained upon examination by taxing authorities, based on the technical merits of the position. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance transparency of income tax disclosures. The amendments require annual disclosure of certain information relating to the rate reconciliation, income taxes paid by jurisdiction, income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign jurisdictions, income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign jurisdictions. The amendments also eliminate certain requirements relating to unrecognized tax benefits and certain deferred tax disclosure relating to subsidiaries and corporate joint ventures. The ASU is effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025. The adoption of ASU No. 2023-09 did not have a significant impact on the Company’s consolidated financial statements.

In March 2024, the FASB issued ASU No. 2024-01, Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, to clarify how an entity determines whether a profits interest or similar award is within the scope of Topic 718 or is not a share-based payment arrangement and therefore within the scope of other guidance. ASU No. 2024-01 provides an illustrative example with multiple fact patterns and also amends certain language in the “Scope” and “Scope Exceptions” sections of Topic 718 to improve its clarity and operability without changing the guidance. The ASU is effective for fiscal years beginning after December 15, 2024, and interim periods within those annual periods. The adoption of ASU  No. 2024-01 did not have a significant impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, which requires entities to (i) disclose amounts of (a) purchase of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and, (e) depreciation, depletion, and amortization recognized as part of oil-and gas-producing activities, (ii) include certain amounts that are already required to be disclosed under current U.S. GAAP in the same disclosures as other disaggregation requirements, (iii) disclose a qualitative description of the amounts remaining in relevant expense captions that are not necessarily disaggregated quantitatively, and (iv) disclose the total amount of selling expenses, in annual reporting periods, an entity’s definition of selling expense. ASU No. 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating ASU No. 2024-03 to determine the impact it may have on its consolidated financial statements.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under ASU No. 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collection are evaluated. ASU No. 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company adopted this standard early on October 1, 2025. The adoption of ASU No. 2025-05 did not have a significant impact on the Company’s consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270), which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU No. 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU No. 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating ASU No. 2025-11 to determine the impact it may have on its consolidated financial statements.

Note 2 — Property and Equipment

Property and equipment consists of the following:

	As of	As of
	December 31,	December 31,	Estimated
(in thousands)	2025	2024	Useful Lives

Operations equipment	$974	$940	3-10 years
Equipment leased to customers	1,600	1,597	10 years
Tradeshow and demo equipment	1,184	1,184	3 years
Computer equipment	186	168	3 years
Research and development equipment	246	—	3 years
Subtotal	4,190	3,889
Construction in progress	228	228
Less accumulated depreciation	(2,442)	(2,120)
Property and Equipment, Net	$1,976	$1,997

Depreciation expense was $0.4 million and $0.2 million for the years ended December 31, 2025 and 2024, respectively.

Note 3 — DEBT

In September 2023, the Company entered into a revolving credit facility (the “Credit Facility”) with Comerica Bank (“Comerica”) that originally provided for maximum borrowings of $10 million. In October 2024, the Credit Facility was amended to extend the term of the Credit Facility and to increase the maximum borrowings to $15 million. The Credit Facility may be terminated by the Company or Comerica at any time without penalty. At December 31, 2025, the available borrowings under this facility were $15 million. Any borrowings bear interest at the Secured Overnight Financing Rate plus 2.50% (or 6.37% at December 31, 2025) and would be due upon demand by Comerica. The Credit Facility is secured by all of the Company’s assets. The Credit Facility includes covenants requiring that the Company maintain (1) unencumbered liquid assets having a minimum value of $10.0 million in a Comerica account; (2) minimum profitability of $1 on a trailing 12-month basis; and (3) the contractual relationship with RbM Services, LLC (“RbM”) as the manufacturer of the SRT-100.

At December 31, 2025, the Company was in default under the Credit Facility for failing to maintain the required minimum profitability covenant. The Company was in compliance with its financial covenants under the Credit Facility as of December 31, 2024. There were no borrowings outstanding under the facility at December 31, 2025 and December 31, 2024.

In February 2026, Comerica was acquired by Fifth Third and the Company is currently evaluating any impact this may have on the facility.

Note 4 — Product Warranties

Changes in product warranty liability were as follows for the years ended December 31, 2025 and 2024:

(in thousands)	Amount
Balance, December 31, 2023	$538
Warranties accrued during the period	255
Payments on warranty claims	(464)
Balance, December 31, 2024	$329
Warranties accrued during the period	503
Payments on warranty claims	(557)
Balance, December 31, 2025	$275

Note 5 — Leases

Operating Lease Agreements

The Company leases its headquarters office from an unrelated third party under a lease expiring in September 2027. The amortization expense of the right of use lease asset was $0.2 million for the years ended December 31, 2025 and 2024. In January 2025, the Company entered into a sublease agreement with an unrelated third party to lease a new office space which is adjacent to the current headquarters office. The sublease is effective from January 2025 to September 2027.

The following table presents information about the amount, timing and uncertainty of future cash flows arising from the Company’s operating leases as of December 31, 2025.

Maturity of Operating Lease Liability	Amount
2026	281
2027	214
Total undiscounted operating leases payments	$495
Less: Imputed interest	(24)
Present Value of Operating Lease Liability	$471
Operating lease liability, current portion	$262
Operating lease liability, net of current portion	$209

Other Information
Weighted-average remaining lease term	1.75 years
Weighted-average discount rate	5.32%

Cash paid for amounts included in the measurement of operating lease liabilities was $0.2 million for the years ended December 31, 2025 and 2024, and is included in cash flows from operating activities in the accompanying consolidated statements of cash flows.

Operating lease cost recognized as expense was $0.3 million and $0.2 million for the years ended December 31, 2025 and 2024, respectively. The financing component for operating lease obligations represents the effect of discounting the operating lease payments to their present value.

Lessor Accounting

The Company, through its subsidiary, Sensus Healthcare Services, LLC, leases superficial radiotherapy equipment to dermatology clinics. These leases generally have an initial term of 60 months and automatically renew for a one-year period upon the expiration of the initial lease term. Payments due under the leases may be fixed or variable payments.

The components of lease income for the years ended December 31, 2025 and 2024 are as follows:

	For the Years Ended December 31,
(in thousands)	2025	2024
Lease income - operating leases - fixed payments	$256	$192
Lease income - operating leases - variable payments	1,465	55
Total	$1,721	$247

The future minimum fixed lease payments to be received under the lease agreements as of December 31, 2025 are as follows:

(in thousands)	Amount
2026	256
2027	256
2028	256
2029	256
Thereafter	87
Total	$1,111

Note 6 — Commitments and Contingencies

Manufacturing Agreement

The Company has a contract manufacturing agreement with an unrelated third party, RbM, for the production and manufacture of the SRT-100 (and subsequently the SRT-100 Vision and the SRT-100+), in accordance with the Company’s product specifications. The agreement renews for successive one-year periods unless either party notifies the other party in writing, at least 60 days prior to the anniversary date of the agreement, that it will not renew the agreement. The Company or RbM may terminate the agreement upon 90 days’ prior written notice.

The Company pays RbM for finished goods in advance of the inventory being received. The Company paid RbM $7.9 million and $9.9 million for finished goods for the years ended December 31, 2025 and 2024, respectively. Approximately $10.3 million of finished goods was received from RbM for each of the years ended December 31, 2025 and 2024. As of December 31, 2025 and December 31, 2024, a prepayment related to these finished goods of $1.5 million and $3.3 million, respectively, was presented in prepaid inventory in the accompanying consolidated balance sheets.

Legal contingencies

The Company is party to certain legal proceedings in the ordinary course of business. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and related contingencies.

In August 2019, the Company received a Civil Investigative Demand from the Department of Justice (the “Department”) seeking documents and written responses in connection with an investigation of the billing to Medicare by a physician who had treated patients with the Company’s SRT-100. The Department subsequently advised the Company that it was considering expanding the investigation to determine whether the Company had any involvement in the physician’s use of certain reimbursements codes. The Company has fully cooperated with the Department. The Company disputes that it has engaged in any wrongdoing with respect to such reimbursement claims; among other considerations, the Company does not submit claims for reimbursement or provide coding or billing advice to physicians. To the Company’s knowledge, the Department has made no determination as to whether the Company engaged in any wrongdoing, or whether to pursue any legal action against the Company. Should the Department decide to pursue legal action, the Company believes it has strong and meritorious defenses and will vigorously defend itself. As of December 31, 2025, the Company was unable to estimate the cost, if any, associated with this matter.

Note 7 — Employee Benefit Plans

The Company sponsors a 401(k) defined contribution retirement plan that allows eligible employees to contribute a portion of their compensation, as defined by the plan and subject to Internal Revenue Code (“IRC”) limitations. The Company makes contributions to the plan which include matching a percentage of the employees’ contributions up to certain limits. Expenses related to this plan were $0.2 million and $0.1 million for each of the years ended December 31, 2025 and 2024, respectively.

Note 8 — Stockholders’ Equity

Preferred Stock

The Company has authorized 5 million shares of preferred stock. No shares of preferred stock were issued or outstanding at December 31, 2025 or December 31, 2024.

Treasury Stock

Treasury stock includes shares surrendered by employees for tax withholding on the vesting of restricted stock awards and shares repurchased in open market transactions. 1,227 and 8,525 shares were surrendered by employees for tax withholding for the years ended December 31, 2025 and 2024, respectively. During the years ended December 31, 2025 and 2024, the Company repurchased 50,360 and 0 shares, respectively, in open market transactions.

Note 9 — Equity-based Compensation

2016 and 2017 Equity Incentive Plans

The Company’s 2016 Equity Incentive Plan and the 2017 Incentive Plan, as amended in June 2023 and August 2025 (collectively, the “Plans”), provide for the issuance of up to 397,473 shares and 2,250,000 shares, respectively.  In August 2025, the Company amended the 2017 Incentive Plan to increase the number of shares of common stock authorized for issuance thereunder by 1,500,000 shares. In addition, unless the Compensation Committee specifically determines otherwise, the maximum number of shares available under the Plans and the awards granted under the Plans will be subject to appropriate adjustment in the case of any stock dividends, stock splits, recapitalizations, reorganizations, mergers, consolidations, exchanges or other changes in capitalization affecting the Company’s common stock. The awards may be made in the form of restricted stock awards or stock options, among other things. As of December 31, 2025 and 2024, 1,675,223 and 195,223 shares were available to be granted in the Plans, respectively.

On December 19, 2022, a total of 77,000 shares of restricted common stock were issued to employees. The restricted shares vest 25% per year over a four-year period. The fair value of $6.40 per share, the stock price on grant date, is being recognized as expense on a straight-line basis over the vesting period. During the year ended December 31, 2025, 15,000 shares of common stock vested, and 5,000 shares of unvested common stock were forfeited due to the termination of one employee. As of December 31, 2025, 62,000 of the shares issued on December 19, 2022 were vested or forfeited.

On January 11, 2024, 20,000 shares of restricted common stock with a fair value of $2.65 per share, the stock price on the grant date, were issued to an employee. 10,000 of the shares vested and the expense related to these shares was recognized on the grant date. The remaining 10,000 shares vested in January 2025. The grant date fair value of $2.65 per share is being recognized as expense on a straight-line basis over the vesting period. As of December 31, 2025, the shares issued on January 11, 2024 were fully vested.

On December 17, 2024, 100,000 shares of restricted common stock with a fair value of $7.78 per share, the stock price on the grant date, were issued to employees and directors. 10,000 of the shares issued to one individual vested and the expense related to these shares was recognized on the grant date. The remaining 30,000 shares issued to the same individual vest over a three-year period. The remaining 60,000 shares issued to other individuals vest 25% per year over a four-year period. The grant date fair value of $7.78 per share is being recognized as expense on a straight-line basis over the vesting period. During the year ended December 31, 2025, 25,000 shares of the common stock vested, and 15,000 shares of unvested common stock were forfeited due to the termination of one director. As of December 31, 2025, 50,000 of the shares issued on December 17, 2024 were vested or forfeited.

On December 12, 2025, 40,000 shares of restricted common stock with a fair value of $3.83 per share, the stock price on the grant date, were issued to an employee. The grant date fair value of $3.83 per share is being recognized as expense on a straight-line basis over the vesting period of four years. As of December 31, 2025, none of the shares issued on December 12, 2025 were vested or forfeited.

Restricted Stock

Restricted stock activity for the years ended December 31, 2025 and 2024 is summarized below:

		Weighted-
		Average
		Grant
	Restricted	Date Fair
Outstanding at	Stock	Value
December 31, 2023	89,750	$5.41
Granted	120,000	6.93
Vested	(72,500)	4.85
Forfeited	(2,250)	$6.40
December 31, 2024	135,000	$7.04
Granted	40,000	3.83
Vested	(50,000)	6.34
Forfeited	(20,000)	7.44
December 31, 2025	105,000	$6.08

The Company recognizes forfeitures as they occur. The reduction of stock compensation expense related to the forfeitures was $5 thousand and $2 thousand for the years ended December 31, 2025 and 2024, respectively.

Stock compensation expense related to restricted stock, excluding the recognition of forfeitures, was $0.3 million for the years ended December 31, 2025 and 2024.

Unrecognized stock compensation expense was $0.7 million as of December 31, 2025, which will be recognized over a weighted-average period of 2.8 years.

Stock Options

Stock options expire 10 years after the grant date. Options that have been granted are exercisable and vest based on the terms of the related agreements.

The following table summarizes the Company’s stock options activity for the years ended December 31, 2025 and 2024:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Options	Price	(In Years)
Outstanding - December 31, 2023	89,550	$5.55	4.08
Granted	—	—	—
Exercised	(12,000)	5.55	—
Expired	—	—	—
Outstanding - December 31, 2024	77,550	$5.55	3.08
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Outstanding - December 31, 2025	77,550	$5.55	2.08
Exercisable – December 31, 2024	77,550	$5.55	3.08
Exercisable - December 31, 2025	77,550	$5.55	2.08

As of December 31, 2025, the stock options have been fully vested. The stock options outstanding had an intrinsic value of $0 and $0.1 million as of December 31, 2025 and 2024, respectively.

Note 10 — Income Taxes

The provision (benefit) for income taxes consisted of the following:

	For The Years Ended
	December 31,
(in thousands)	2025	2024
Current - Federal	$(25)	$1,576
Current - State	1	856
Deferred - Federal	(1,700)	(71)
Deferred - State	(181)	14
Income tax provision (benefit)	$(1,905)	$2,375

For the years ended December 31, 2025 and 2024, the expected tax expense (benefit) based on the statutory rate is reconciled with the actual tax expense (benefit) as follows:

	For The Years Ended
	December 31,
	2025		2024
(in thousands)	In USD	Percent of Pre-Tax Income	In USD	Percent of Pre-Tax Income
US federal statutory tax rate	$(2,021)	21.0%	$1,895	21.0%
State and local income taxes, net of federal income tax effect (a)	(250)	2.6%	726	8.0%
Foreign tax effects	—
Israel	(2)	0.0%	2	0.0%
Effect of changes in tax laws or rates enacted in the current period	69	(0.7%)	(35)	(0.4%)
Effect of cross-border tax laws	—
FDII	—	0.0%	(30)	(0.4%)
Tax credits	—
Research and development tax credits	(150)	1.6%	(135)	(1.5%)
Changes in valuation allowances	—	0.0%	—	0.0%
Nontaxable or nondeductible items	389	(4.0%)	(61)
Changes in unrecognized tax benefits	—	0.0%	—	(0.6%)
Other adjustments	60	(0.6%)	13	0.1%
Total income tax expense (benefit)	$(1,905)	19.9%	$2,375	26.2%

(a)	State taxes in Florida and Illinois made up the majority of the tax effect in this category.

As of December 31, 2025 and December 31, 2024, the Company’s net deferred tax asset consisted of the tax effects of temporary differences attributable to the following:

	As of December 31,
(in thousands)	2025	2024
Deferred tax assets:
Net operating losses	$2,230	$647
Stock-based compensation	109	115
Depreciation and amortization	1,304	942
Accrued expenses and reserves	170	243
Inventory capitalization	293	165
Customer deposits	14	18
Tax credits	411	267
Charitable contributions	—	—
Lease accounting, net	6	6
Other, net	—	—
Gross deferred tax assets	4,537	2,403
Valuation allowance	(446)	(185)
Total deferred tax assets	4,091	2,218
Deferred tax liabilities
Prepaid expenses	(12)	(21)
Depreciation and amortization	—	—
Total deferred tax liabilities	(12)	(21)
Net deferred tax assets	$4,079	$2,197

As of December 31, 2025, the Company has federal net operating loss (“NOL”) carryforwards of approximately $5.6 million and state NOL carryforwards spread across various jurisdictions with a combined total of approximately $12.8 million. The federal NOL carryforwards have an indefinite carryforward period and are usable against up to 80% of taxable income annually. The state NOL carryforwards relate to various jurisdictions, the majority of which are attributable to the State of Illinois, and begin to expire in 2037. Additionally, as of December 31, 2025, the Company has federal tax credit carryforwards of approximately $0.2 million, and state tax credit carryforwards of approximately $0.3 million. If not claimed, federal research and development (“R&D”) credits will start to expire in 2045, whereas California R&D credits have no expiration date. Utilization of the Company’s federal NOL carryforwards and certain tax credit carryforwards may be subject to an annual limitation under IRC Section 382 if an ownership change, as defined by the IRC, has occurred or occurs in the future. The Company has not completed a formal IRC Section 382 study. If an ownership change has occurred or were to occur, the Company’s ability to utilize its pre-change tax attributes could be limited.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the future generation of taxable income during the periods in which those temporary differences become deductible. In making this assessment, management considers, by tax jurisdiction, the future reversal of existing taxable temporary differences, projected future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback periods where carryback is permitted, and available tax planning strategies. Based on this evaluation, management has continued to maintain a full valuation allowance against the Company’s net deferred tax assets in Israel and recorded a valuation allowance during the current year against California research and development credit carryforwards, as it is more likely than not that these deferred tax assets will not be realized as of the balance sheet date. The valuation allowance related to the California research and development tax credit increased by $260 thousand for the year ended December 31, 2025, compared to no change in the valuation allowance for the year ended December 31, 2024.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2025 and 2024. The Company does not expect any significant changes in its unrecognized tax benefits within 12 months of the reporting date. The Company has U.S. federal and certain state tax returns subject to examination by tax authorities beginning with those filed for the year ended December 31, 2018. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses.

Cash paid and received for income taxes by jurisdiction pursuant to the disclosure requirements of ASU No. 2023-09 for the years ended December 31, 2025 and 2024 is as follows:

	For The Years Ended
	December 31,
(in thousands)	2025	2024
Cash (paid) received for income taxes:
Federal income taxes paid	$(720)	$(1,735)
State income taxes paid
Florida	(16)	(173)
Illinois	(240)	(641)
Other	(4)	(32)
Foreign income taxes paid	—	—
Total income taxes paid	$(980)	$(2,581)

Cash received for income taxes:
Federal income taxes received	$355	$—
State income taxes received
Florida	—	—
Illinois	—	—
Other	40	—
Foreign income taxes received	—	—
Total income taxes received	$395	$—

Note 11 — Segment Reporting

The Company has a single reportable segment focused around sale of similar products and related services. This reportable segment derives revenues from customers by selling medical devices which are used to treat oncological and non-oncological skin conditions with SRT technology and providing services related to operating, maintaining, and repairing these devices.

The Company’s chief operating decision-maker (the “CODM”), who is the chief executive officer, assesses performance for the reportable segment and decides how to allocate resources using net income as the primary measure of profitability. The CODM is not regularly provided with specific segment expenses, but focuses on revenue, gross profit, and net income. Expense information, including cost of sales can be easily computed from the provided information. These segment (and consolidated) measures of profitability are shown in the consolidated statements of (loss) income. The measure of segment assets is reported on the consolidated balance sheets as total assets.

Note 12 — Subsequent Events

The Company has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued for potential recognition or disclosure. The Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosure matters.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

As of December 31, 2025, the end of the year covered by this Annual Report on Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2025, the end of the year covered by this Annual Report on Form 10-K, we did maintain effective disclosure controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our internal control over financial reporting. Our management used the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to perform this evaluation. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2025.

As a smaller reporting company, our independent registered accounting firm is not required to issue an attestation report on our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

The Company is furnishing no other information in this Form 10-K.

Item 9C. DISCLOSURES REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS

Not applicable.

PART III.

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item will be set forth in the Proxy Statement for our 2026 Annual Meeting and is incorporated into this report by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in the Proxy Statement for our 2026 Annual Meeting and is incorporated into this report by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the Proxy Statement for our 2026 Annual Meeting and is incorporated into this report by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the Proxy Statement for our 2026 Annual Meeting and is incorporated into this report by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in the Proxy Statement for our 2026 Annual Meeting and is incorporated into this report by reference.

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

Item 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of December 12, 2011, by and between Sensus Healthcare, LLC and Sensus Healthcare, LLC – incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

2.2	Plan of Conversion of Sensus Healthcare, LLC – incorporated by reference to Exhibit 2.2 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

2.3	Asset Purchase Agreement between Sensus Healthcare, Inc. and Empyrean Medical Systems, Inc., dated as of February 25, 2022 – incorporated by reference to Exhibit 2.3 of the Company’s Annual Report on Form 10-K (filed 3/25/22) (No. 001-37714).

3.1	Amended and Restated Certificate of Incorporation of Sensus Healthcare, Inc. – incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (filed 8/13/24)(No. 333-209451).

3.2	Bylaws of Sensus Healthcare, Inc. – incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

4.1	Form of Representatives’ Warrant to Purchase Units – incorporated by reference to Exhibit 4.7 of the Company’s Amendment No. 4 to Registration Statement on Form S-1 (filed 5/19/16) (No. 333-209451).

4.2	Description of Company’s Common Stock – incorporated by reference to Exhibit 4.4 of the Company’s Annual Report on Form 10-K (filed 3/6/20) (No.001-37714).

10.1+	Sensus Healthcare, Inc. 2016 Equity Incentive Plan – incorporated by reference to Exhibit 10.14 of the Company’s Amendment No. 1 to Registration Statement on Form S-1 (filed 3/10/16)(No. 333-209451).

10.2+	Form of Non-Qualified Option Grant Agreement – incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

10.3+	Employment Agreement between Sensus Healthcare, Inc. and Joseph C. Sardano – incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

10.4#	Manufacturing Agreement, dated as of July 20, 2010, by and between RbM Services, LLC and Sensus Healthcare, LLC – incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (filed 2/10/16)(No. 333-209451).

10.5+	Sensus Healthcare, Inc. 2017 Equity Incentive Plan, as amended and restated as of May 27, 2025 – incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement (filed 4/29/2025)(No. 001-37714).

10.6+	Form of Restricted Stock Award Agreement incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-8 (filed 11/6/17)(No. 333-221372).

10.7+	Employment Agreement between Sensus Healthcare, Inc. and Michael Sardano – incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (filed 5/8/18) (No. 333-209451).

10.8+	Employment Agreement between Sensus Healthcare, Inc. and Javier Rampolla – incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (filed 8/11/23) (No. 001-37714).

10.9	Credit Agreement, dated as of September 11, 2023, by and between the Company and Comerica – incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K (filed 9/14/23) (No. 001-37714).

10.10	Master Revolving Note, dated as of September 11, 2023, made by the Company in favor of Comerica – incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K (filed 9/14/23) (No. 001-37714).

10.11	Security Agreement, dated as of September 11, 2023, made by the Company in favor of Comerica – incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K (filed 9/14/23) (No. 001-37714).

10.12	Amendment No.1 to Credit Agreement between the Company and Comerica Bank, dated as of October 16, 2024 – incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (filed 11/14/24)

10.13	Amendment No.1 to Master Revolving Note between the Company and Comerica Bank, dated as of October 16, 2024 – incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (filed 11/14/24)

19.1	Sensus Healthcare, Inc. Insider Trading Policy – incorporated by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K (filed 3/5/25) (No.001-37714).

23.1*	Consent of Berkowitz Pollack Brant Advisors + CPAs, LLP, Independent Registered Public Accounting Firm

23.2*	Consent of Carr, Riggs & Ingram, LLC, Independent Registered Public Accounting Firm

31.1*	Certification of Joseph C. Sardano, Chairman and Chief Executive Officer of Sensus Healthcare, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Javier Rampolla, Chief Financial Officer of Sensus Healthcare, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Joseph C. Sardano, Chairman and Chief Executive Officer of Sensus Healthcare, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Javier Rampolla, Chief Financial Officer of Sensus Healthcare, Inc., Pursuant to 18 U.S.C. Section 1350.

97	Sensus Healthcare, Inc. Clawback Policy – incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K (filed 3/15/24) (No.001-37714).

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104.*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Indicates a management contract or compensatory plan.

#	Portions of exhibit have been omitted.

*	Filed electronically herewith.

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

SENSUS HEALTHCARE, INC.

Date: March 4, 2026	/s/ Joseph C. Sardano
Joseph C. Sardano
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Joseph C. Sardano	Chief Executive Officer and Chairman	March 4, 2026
Joseph C. Sardano	(Principal Executive Officer)

/s/ Javier Rampolla	Chief Financial Officer	March 4, 2026
Javier Rampolla	(Principal Financial and Accounting Officer)

/s/ Larry Biscotti	Director	March 4, 2026
Larry Biscotti

/s/ Megan Cornish	Director	March 4, 2026
Megan Cornish

/s/ Anthony B. Petrelli	Director	March 4, 2026
Anthony B. Petrelli

/s/ Eric Sachetta	Director	March 4, 2026
Eric Sachetta
/s/ Michael C. Sardano	Director	March 4, 2026
Michael C. Sardano