Form 10-Q
period 2026-03-31
Sensus Healthcare, Inc.
filed 2026-05-13
CIK 1494891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 6, 2026 , there were 16,462,059 shares of the registrant’s common stock outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SENSUS HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31,	As of December 31,
(in thousands, except shares and per share data)	2026	2025
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$18,327	$22,083
Accounts receivable, net	3,578	6,041
Inventories	16,500	14,563
Prepaid inventory	2,478	1,522
Other current assets	1,707	1,683
Total current assets	42,590	45,892
Property and equipment, net	2,314	1,976
Deferred tax assets, net	5,686	4,079
Operating lease right-of-use assets, net	390	452
Other noncurrent assets	566	640
Total assets	$51,546	$53,039

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$4,692	$3,343
Product warranties	261	275
Operating lease liabilities, current portion	267	262
Deferred revenue, current portion	639	842
Total current liabilities	5,859	4,722
Operating lease liabilities	141	209
Deferred revenue, net of current portion	4	10
Total liabilities	6,004	4,941
Commitments and contingencies
Stockholders’ equity
Preferred stock, 5,000,000 shares authorized and none issued and outstanding	—	—
Common stock, $0.01 par value – 50,000,000 authorized; 17,055,095 issued and 16,462,059 outstanding at March 31, 2026; 17,056,845 issued and 16,463,809 outstanding at December 31, 2025	169	169
Additional paid-in capital	46,160	46,090
Treasury stock, 593,036 shares at cost, at March 31, 2026 and December 31, 2025	(3,876)	(3,876)
Retained earnings	3,089	5,715
Total stockholders’ equity	45,542	48,098
Total liabilities and stockholders’ equity	$51,546	$53,039

See accompanying notes to the condensed consolidated financial statements (unaudited).

SENSUS HEALTHCARE, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(unaudited)

	For the Three Months Ended March 31,
(in thousands, except shares and per share data)	2026	2025

Revenues	$3,394	$8,344
Cost of sales	2,403	3,990
Gross profit	991	4,354
Operating expenses
General and administrative	2,043	2,208
Selling and marketing	1,716	2,186
Research and development	1,590	2,606
Total operating expenses	5,349	7,000
Loss from operations	(4,358)	(2,646)
Other income:
Interest income, net	125	184
Other income, net	125	184
Loss before income taxes	(4,233)	(2,462)
(Benefit from) provision for income taxes	(1,607)	110
Net loss	$(2,626)	$(2,572)
Net loss per share – basic	$(0.16)	$(0.16)
diluted	$(0.16)	$(0.16)
Weighted average number of shares used in
computing net loss per share – basic	16,462,653	16,341,867
diluted	16,462,653	16,341,867

See accompanying notes to the condensed consolidated financial statements (unaudited).

SENSUS HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Retained
(in thousands, except shares)	Shares	Amount	Capital	Shares	Amount	Earnings	Total

December 31, 2024	17,036,845	$169	$45,795	(541,449)	$(3,571)	$13,434	$55,827
Stock-based compensation	—	—	79	—	—	—	79
Stock repurchase	—	—	—	(50,360)	(300)	—	(300)
Net loss	—	—	—	—	—	(2,572)	(2,572)
March 31, 2025	17,036,845	$169	$45,874	(591,809)	$(3,871)	$10,862	$53,034

December 31, 2025	17,056,845	$169	$46,090	(593,036)	$(3,876)	$5,715	$48,098
Stock-based compensation	—	—	70	—	—	—	70
Forfeitures of restricted stock awards	(1,750)	—	—	—	—	—	—
Net loss	—	—	—	—	—	(2,626)	(2,626)
March 31, 2026	17,055,095	$169	$46,160	(593,036)	$(3,876)	$3,089	$45,542

See accompanying notes to the condensed consolidated financial statements (unaudited).

SENSUS HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
(in thousands)	2026	2025
Cash flows from operating activities
Net loss	$(2,626)	$(2,572)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation	96	86
Amortization of right-of-use assets	62	59
Provision for product warranties	78	45
Stock-based compensation	70	79
Deferred income taxes	(1,607)	110
Changes in operating assets and liabilities:
Accounts receivable	2,463	1,713
Inventories	(2,368)	(586)
Prepaid inventory	(956)	(2,303)
Other current assets	(24)	(26)
Other noncurrent assets	74	36
Accounts payable and accrued expenses	1,349	824
Operating lease liability	(63)	(59)
Deferred revenue	(209)	(3)
Product warranties	(92)	(80)
Net cash used in operating activities	(3,753)	(2,677)
Cash flows from investing activities
Acquisition of property and equipment	(3)	(7)
Net cash used in investing activities	(3)	(7)
Cash flows from financing activities
Repurchase of common stock	—	(300)
Net cash used in financing activities	—	(300)
Net decrease in cash and cash equivalents	(3,756)	(2,984)
Cash and cash equivalents – beginning of period	22,083	22,056
Cash and cash equivalents – end of period	$18,327	$19,072
Supplemental disclosure of cash flow information:
Interest paid	$—	$—
Income tax paid	$—	$—
Income tax refunds received	$—	$—
Supplemental schedule of noncash investing and financing transactions:
Net transfers from inventory to fixed assets	$431	$760
Lease liability arising from obtaining right-of-use-assets	$—	$111

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

In 2024, the Company formed Sensus Healthcare Services, LLC, a wholly owned subsidiary that provides operational healthcare services to dermatology clinics in the form of leased equipment, radiation oncology oversight and physicist oversight, and on-site device operation by radiotherapy technologists where the Company receives a contractual percentage of all superficial radiation therapy (“SRT”) reimbursement to the practice.

Basis of Presentation and Principles of Consolidation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its subsidiaries. Accounts and transactions between consolidated entities have been eliminated.

These financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by GAAP. In the opinion of management, all adjustments considered necessary for a fair presentation of the results have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or for any other period.

The condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”).

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

The components of disaggregated revenue for the three months ended March 31, 2026 and 2025 were as follows:

	For the Three Months Ended
	March 31,
(in thousands)	2026	2025
Product Revenue - recognized at a point in time	$1,653	$6,708
Product Revenue - recognized over time	343	199
Service Revenue - recognized at a point in time	523	624
Service Revenue - recognized over time	875	813
Total Revenue	$3,394	$8,344

 The Company operates in a highly regulated environment, primarily in the U.S. dermatology market, in which state regulatory approval is sometimes required prior to the customer being able to use the product. In cases where such regulatory approval is pending, revenue is deferred until such time as regulatory approval is obtained.

 Deferred revenue activity as of March 31, 2026 was as follows:

(in thousands)	Product	Service	Total
December 31, 2025	$351	$501	$852
Revenue recognized	(270)	(875)	(1,145)
Amounts invoiced	12	924	936
March 31, 2026	$93	$550	$643

Remaining performance obligations of deposits for products have original expected durations of one year or less. Estimated service revenue to be recognized in the future related to the performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2026 is as follows:

Year	Service Revenue
2026 (April 1 - December 31, 2026)	515
2027	35
Total	$550

For the three months ended March 31, 2026 and 2025, the Company paid commissions for certain equipment sales. Because commissions are expected to be recovered through product revenue within one year, the Company expenses commissions as incurred.

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

Two customers located in the U.S. accounted for 25% and 24% of revenue, respectively, for the three months ended March 31, 2026, and one customer located in the U.S. accounted for 69% of revenue for the three months ended March 31, 2025. Two customers located in the U.S. accounted for 55% and 16% of accounts receivable, respectively, as of March 31, 2026, and one customer located in the U.S. accounted for 65% of accounts receivable as of December 31, 2025.

Geographical Information

The following table illustrates total revenue for the three months ended March 31, 2026 and 2025 by geographic region.

	For the Three Months Ended March 31,
(in thousands)	2026		2025
United States	$2,537	75%	$8,151	98%
China	827	24%	176	2%
Other	30	1%	17	0%
Total Revenue	$3,394	100%	$8,344	100%

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

Accounts Receivable

The Company extends credit to customers based on an assessment of their financial condition and generally does not require collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company estimates future credit losses based on the age of customer receivable balances, collection history and forecasted economic trends. Future collections can be significantly different from historical collection trends or current estimates. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The allowance for expected credit losses was $0.1 million as of March 31, 2026 and December 31, 2025. There were no credit losses for the three months ended March 31, 2026 and 2025.

Inventories

Inventories consist of finished product and components and are stated at the lower of cost or net realizable value, determined using the first-in, first-out method.

Earnings Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period using the treasury stock method for options, restricted stock and warrants. Diluted net loss per share is computed by giving effect to all potential dilutive common share equivalents outstanding for the period.

The factors used in the net loss per share computation are as follows:

	For the Three Months Ended
	March 31,
(in thousands, except share and per share amounts)	2026	2025
Basic
Net loss	$(2,626)	$(2,572)
Weighted average number of shares used in computing net loss per share – basic	16,462,653	16,341,867
Net loss per share - basic	$(0.16)	$(0.16)
Diluted
Net loss	$(2,626)	$(2,572)
Weighted average number of shares used in computing net loss per share – basic	16,462,653	16,341,867
Dilutive effects of:
Stock options	—	—
Restricted stock awards	—	—
Weighted average number of shares used in computing net loss per share – diluted	16,462,653	16,341,867
Net loss per share - diluted	$(0.16)	$(0.16)

The shares in full amount listed below were not included in the computation of diluted net loss per share because to do so would have been antidilutive for the periods presented:
Restricted stock awards	—	125,000
Stock options	77,550	77,550

Diluted net loss per share for the three months ended March 31, 2026 and 2025 excludes the dilutive effect of any stock options or shares issued under restricted stock awards, as the inclusion would be antidilutive due to the Company’s net losses during the periods.

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

The lease payments used to determine the Company’s operating lease assets may include lease incentives, and stated rent increases are recognized in the Company’s operating lease assets in the Company’s condensed consolidated balance sheets. Operating lease assets are amortized to rent expense over the lease term and included in operating expenses in the condensed consolidated statements of loss.

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

The Company has elected the practical expedient to combine lease and non-lease components when the components qualify to be combined. Continuous supporting services are the primary non-lease components and are not predominant. As a result, the combined components are accounted for as a lease under ASC 842, Leases. The revenues from non-lease components that are not qualified to be combined are recognized when the services are rendered under ASC 606, Revenue from Contracts with Customers. The revenues from non-lease components were $0 and $0.1 million for the three months ended March 31, 2026 and 2025, respectively.

For operating leases where the Company is the lessor, the Company recognizes the underlying assets and depreciates them over the estimated useful life which is based upon to estimate the residual value expected at the end of the lease term. Lease income is recognized on a straight-line basis over the lease term when the lease payment is determined. Leasing revenue is not recognized when collection of all contractual rents over the term of the agreement is not probable. When collection is not probable, the Company limits the lease revenue to the lesser of the revenue recognized on a straight-line basis or cash basis. The lease income is included in revenues in the condensed consolidated statements of loss.

Variable lease payments associated with the leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed occurs. Variable lease payments are presented within revenues in the condensed consolidated statements of loss.

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

In July 2025, the One Big Beautiful Bill Act (the “Tax Act”) was enacted, introducing various changes to U.S. corporate taxation, including provisions permitting 100% bonus depreciation on qualified property and immediate expensing of research and development expenditures. The effects of the Tax Act have been reflected in the Company’s results beginning in the third quarter of 2025. The Tax Act did not have a material impact on the Company’s income tax expense or effective tax rate for the period. The Company expects that certain provisions of the Tax Act will defer the timing of cash tax payments in future periods.

Uncertain tax positions are recognized in the condensed consolidated financial statements only if that position is more likely than not to be sustained upon examination by taxing authorities, based on the technical merits of the position. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, which requires entities to (i) disclose amounts of (a) purchase of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and, (e) depreciation, depletion, and amortization recognized as part of oil-and gas-producing activities, (ii) include certain amounts that are already required to be disclosed under current GAAP in the same disclosures as other disaggregation requirements, (iii) disclose a qualitative description of the amounts remaining in relevant expense captions that are not necessarily disaggregated quantitatively, and (iv) disclose the total amount of selling expenses, in annual reporting periods, an entity’s definition of selling expense. ASU No. 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating ASU No. 2024-03 to determine the impact it may have on its condensed consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270), which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU No. 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU No. 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating ASU No. 2025-11 to determine the impact it may have on its condensed consolidated financial statements.

Note 2 — Property and Equipment

Property and equipment consist of the following:

(in thousands)	As of March 31, 2026	As of December 31, 2025	Estimated Useful Lives

Operations equipment	$1,000	$974	3-10 years
Equipment leased to customers	1,781	1,600	10 years
Tradeshow and demo equipment	1,098	1,184	3 years
Computer equipment	189	186	3 years
Research and development equipment	259	246	3 years
Subtotal	4,327	4,190
Construction in progress	228	228
Less accumulated depreciation	(2,241)	(2,442)
Property and Equipment, Net	$2,314	$1,976

Depreciation expense was $96 thousand and $86 thousand for the three months ended March 31, 2026 and 2025, respectively.

Note 3 — Debt

In September 2023, the Company entered into a revolving credit facility (the “Credit Facility”) with Comerica Bank (“Comerica”) that originally provided for maximum borrowings of $10 million. In October 2024, the Credit Facility was amended to extend the term of the Credit Facility and to increase the maximum borrowings to $15 million. The Credit Facility may be terminated by the Company or Fifth Third Bank, N.A. (“Fifth Third”), as successor by merger to Comerica, at any time without penalty. At March 31, 2026, the available borrowings under this facility were $15 million. Any borrowings bear interest at the Secured Overnight Financing Rate plus 2.50% (or 6.18% at March 31, 2026) and would be due upon demand by Fifth Third. The Credit Facility is secured by all of the Company’s assets. The Credit Facility includes covenants requiring that the Company maintain (1) unencumbered liquid assets having a minimum value of $10.0 million in a Fifth Third account; (2) minimum profitability of $1 on a trailing 12-month basis; and (3) the contractual relationship with the manufacturer of the SRT-100 discussed in Note 6, Commitments and Contingencies – Manufacturing Agreement.

At March 31, 2026 and December 31, 2025, the Company was in default under the Credit Facility for failing to maintain the required minimum profitability covenant. There were no borrowings outstanding under the facility at March 31, 2026 and December 31, 2025.

On May 8, 2026, the Company received notice from Fifth Third that the Credit Facility will terminate effective as of May 20, 2026.

Note 4 — Product Warranties

Changes in product warranty liability were as follows for the three months ended March 31, 2026:

(in thousands)	Amount
Balance, December 31, 2025	$275
Warranties accrued during the period	78
Payments on warranty claims	(92)
Balance, March 31, 2026	$261

Note 5 — Leases

Operating Lease Agreements

The Company leases its headquarters office from an unrelated third party under a lease expiring in September 2027. The amortization expense of the right of use lease asset was $62 thousand and $59 thousand for the three months ended March 31, 2026 and 2025, respectively. In January 2025, the Company entered into a sublease agreement with an unrelated third party to lease a new office space which is adjacent to the current headquarters office. The sublease is effective from January 2025 to September 2027.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of March 31, 2026.

Maturity of Operating Lease Liability	Amount
2026 (April 1 - December 31, 2026)	211
2027	214
Total undiscounted operating leases payments	$425
Less: Imputed interest	(17)
Present Value of Operating Lease Liability	$408
Operating lease liability, current portion	$267
Operating lease liability, net of current portion	$141

Other Information
Weighted-average remaining lease term	1.5 years
Weighted-average discount rate	5.32%

Cash paid for amounts included in the measurement of the operating lease liability was $64 thousand and $59 thousand for the three months ended March 31, 2026 and 2025, respectively, and is included in cash flows from operating activities in the accompanying condensed consolidated statements of cash flows.

Operating lease cost recognized as expense was $68 thousand for both the three months ended March 31, 2026 and 2025. The financing component for operating lease liability represents the effect of discounting the operating lease payments to their present value.

Lessor Accounting

The Company, through its subsidiary, Sensus Healthcare Services, LLC, leases superficial radiotherapy equipment to dermatology clinics. These leases generally have an initial term of 60 months and automatically renew for a one-year period upon the expiration of the initial lease term. Payments due under the leases may be fixed or variable payments.

The component of lease income for the three months ended March 31, 2026 is as follows:

(in thousands)	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Lease income - operating leases - fixed payments	$64	$64
Lease income - operating leases - variable payments	279	135
Total	$343	$199

The future minimum fixed lease payments to be received under the lease agreements as of March 31, 2026 are as follows:

(in thousands)	Amount
2026 (April 1 - December 31, 2026)	192
2027	256
2028	256
2029	256
Thereafter	87
Total	$1,047

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

The Company pays this manufacturer for finished goods in advance of the inventory being received. The Company paid this manufacturer $3.1 million and $3.6 million for finished goods for the three months ended March 31, 2026 and 2025, respectively. Finished goods of $1.9 million and $2.2 million were received from this manufacturer for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, a prepayment related to these finished goods of $2.5 million and $1.5 million, respectively, was presented in prepaid inventory in the accompanying condensed consolidated balance sheets.

Legal Contingencies

The Company is party to certain legal proceedings in the ordinary course of business. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and related contingencies.

In August 2019, the Company received a Civil Investigative Demand from the Department of Justice (the “Department”) seeking documents and written responses in connection with an investigation of the billing to Medicare by a physician who had treated patients with the Company’s SRT-100. The Department subsequently advised the Company that it was considering expanding the investigation to determine whether the Company had any involvement in the physician’s use of certain reimbursements codes. The Company has fully cooperated with the Department. The Company disputes that it has engaged in any wrongdoing with respect to such reimbursement claims; among other considerations, the Company does not submit claims for reimbursement or provide coding or billing advice to physicians. To the Company’s knowledge, the Department has made no determination as to whether the Company engaged in any wrongdoing, or whether to pursue any legal action against the Company. Should the Department decide to pursue legal action, the Company believes it has strong and meritorious defenses and will vigorously defend itself. As of March 31, 2026, the Company was unable to estimate the cost, if any, associated with this matter.

Note 7 — Stockholders’ Equity

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock. No shares of preferred stock were issued or outstanding at March 31, 2026 or December 31, 2025.

Treasury Stock

Treasury stock includes shares surrendered by employees for tax withholding on the vesting of restricted stock awards and shares repurchased in open market transactions. No shares were surrendered by employees for tax withholding for the three months ended March 31, 2026 and 2025. During the three months ended March 31, 2026 and 2025, the Company repurchased zero and 50,360 shares in open market transactions, respectively.

Note 8 — Equity-based Compensation

2016 and 2017 Equity Incentive Plans

The Company’s 2016 Equity Incentive Plan and the 2017 Incentive Plan, as amended in June 2023 and August 2025 (collectively, the “Plans”), provide for the issuance of up to 397,473 shares and 2,250,000 shares, respectively. In August 2025, the Company amended the 2017 Incentive Plan to increase the number of shares of common stock authorized for issuance thereunder by 1,500,000 shares. In addition, unless the Compensation Committee specifically determines otherwise, the maximum number of shares available under the Plans and the awards granted under the Plans will be subject to appropriate adjustment in the case of any stock dividends, stock splits, recapitalizations, reorganizations, mergers, consolidations, exchanges or other changes in capitalization affecting the Company’s common stock. The awards may be made in the form of restricted stock awards or stock options, among other things. As of March 31, 2026 and December 31, 2025, 1,676,973 and 1,675,223 shares were available to be granted under the Plans, respectively.

On December 19, 2022, a total of 77,000 shares of restricted common stock were awarded to employees. The restricted shares vest 25% per year over a four-year period. The fair value of $6.40 per share, the stock price on grant date, is being recognized as expense on a straight-line basis over the vesting period. During the three months ended March 31, 2026, 1,750 shares of unvested common stock were forfeited due to the termination of three employees. As of March 31, 2026, 63,750 of the shares issued on December 19, 2022 were vested or forfeited.

On January 11, 2024, 20,000 shares of restricted common stock with a fair value of $2.65 per share, the stock price on the grant date, were awarded to an employee. 10,000 of the shares vested and the expense related to these shares was recognized on the grant date. The remaining 10,000 shares vested in January 2025. The grant date fair value of $2.65 per share is being recognized as expense on a straight-line basis over the vesting period. As of March 31, 2026, the shares issued on January 11, 2024 were fully vested.

On December 17, 2024, 100,000 shares of restricted common stock with a fair value of $7.78 per share, the stock price on the grant date, were awarded to employees and directors. 10,000 of the shares issued to one individual vested and the expense related to these shares was recognized on the grant date. The remaining 30,000 shares awarded to the same individual vest over a three-year period. The remaining 60,000 shares awarded to other individuals vest 25% per year over a four-year period. The grant date fair value of $7.78 per share is being recognized as expense on a straight-line basis over the vesting period. During the three months ended March 31, 2026, none of the shares became vested or were forfeited. As of March 31, 2026, 50,000 of the shares issued on December 17, 2024 had been vested or forfeited.

On December 12, 2025, 40,000 shares of restricted common stock with a fair value of $3.83 per share, the stock price on the grant date, were issued to an employee. The grant date fair value of $3.83 per share is being recognized as expense on a straight-line basis over the vesting period of four years. As of March 31, 2026, none of the shares issued on December 12, 2025 had vested or been forfeited.

Restricted Stock

Restricted stock activity for the three months ended March 31, 2026 is summarized below:

Unvested at	Restricted Stock	Weighted- Average Grant Date Fair Value
December 31, 2025	105,000	$6.08
Granted	—	—
Vested	—	—
Forfeited	(1,750)	6.40
March 31, 2026	103,250	$6.07

The Company recognizes forfeitures as they occur. There was no reduction of stock compensation expense related to the forfeitures for the three months ended March 31, 2026 and 2025.

Stock compensation expense related to restricted stock, excluding the recognition of forfeitures, was $70 thousand and $79 thousand for the three months ended March 31, 2026 and 2025, respectively.

Unrecognized stock compensation expense was $0.5 million as of March 31, 2026, which will be recognized over a weighted-average period of 2.7 years.

Stock Options

Stock options expire ten years after the grant date. Options that have been granted are exercisable and vest based on the terms of the related agreements.

The following table summarizes the Company’s stock options activity after December 31, 2025:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)
Outstanding - December 31, 2025	77,550	$5.55	2.08
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Outstanding - March 31, 2026	77,550	$5.55	1.83
Exercisable – March 31, 2026	77,550	$5.55	1.83

As of March 31, 2026, all outstanding stock options are fully vested. The stock options outstanding had no intrinsic value as of March 31, 2026 and December 31, 2025.

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

As of March 31, 2026 and December 31, 2025, management determined there continues to be sufficient positive evidence that it is more likely than not that the net deferred tax asset (other than foreign net operation losses) is realizable.

The Company recorded a benefit for income taxes of $1.6 million and a provision for income tax of $0.1 million for the three months ended March 31, 2026 and 2025, respectively.

The effective tax rates for the three months ended March 31, 2026 and 2025 were 37.9% and (4.5%), respectively. The increase in the effective tax rate for the three months ended March 31, 2026 compared to the prior period was primarily attributable to projected full year income and a decrease in the estimated tax credits that are expected to be generated and utilized in proportion to the amount of pretax profit.

The effective tax rate differs from the U.S. federal statutory rate for the three months ended March 31, 2026, primarily due to nondeductible expenses, state income taxes and the favorable impact of tax credits.

As of March 31, 2026, the Company’s U.S. federal and certain state tax returns remain subject to examination, beginning with those filed for the year ended December 31, 2018.

Note 10 — Segment Reporting

The Company has a single reportable segment focused on selling medical devices which are used to treat oncological and non-oncological skin conditions with SRT technology and providing services related to operating, maintaining, and repairing these devices.

The Company’s chief executive officer serves as the Company’s operating decision-maker (the “CODM”), assessing performance and making operating decisions using net income as the primary measure of profitability. The CODM is not regularly provided with specific segment expenses, but focuses on revenue, gross profit, and net income. Expense information, including cost of sales can be easily computed from the provided information. These segment (and consolidated) measures of profitability are shown in the condensed consolidated statements of loss. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the information set forth within the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and with our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2025 Annual Report.

Overview

Sensus Healthcare, Inc. (together, with its subsidiaries, Sensus Medical Devices Ltd. and Sensus Healthcare Services, LLC, unless the context otherwise indicates, “Sensus,” “we,” “us,” “our,” or the “Company”) is a medical device company committed to providing highly effective, non-invasive treatments for non-melanoma skin cancer and post-surgical keloid scar prevention.  The Company uses a proprietary low-energy X-ray technology known as superficial radiation therapy (“SRT”), which is based on decades of dedicated research and development, and has successfully incorporated SRT into a portfolio of treatment devices: the SRT-100TM, SRT-100+TM and SRT-100 VisionTM. To date, SRT technology has been used to effectively and safely treat oncological and non-oncological skin conditions of close to one-million patients around the world.

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

Results of Operations

	For the Three Months Ended
	March 31,
(in thousands, except shares and per share data)	2026	2025

Revenues	$3,394	$8,344
Cost of sales	2,403	3,990
Gross profit	991	4,354
Operating expenses
General and administrative	2,043	2,208
Selling and marketing	1,716	2,186
Research and development	1,590	2,606
Total operating expenses	5,349	7,000
Loss from operations	(4,358)	(2,646)
Other income:
Interest income, net	125	184
Other income, net	125	184
Loss before income tax	(4,233)	(2,462)
(Benefit from) provision for income taxes	(1,607)	110
Net loss	$(2,626)	$(2,572)

Three months ended March 31, 2026 compared to the three months ended March 31, 2025

Revenues. Revenues were $3.4 million for the three months ended March 31, 2026 compared to $8.3 million for the three months ended March 31, 2025, a decrease of $4.9 million, or 59.0%. The decrease in revenue was primarily driven by a lower number of units sold (10 in the three months ended March 31, 2026, compared to 21 in the three months ended March 31, 2025), reflecting no units sold in the current period to a historically large customer. In addition, some systems placed during the quarter were under Fair Deal Agreement program and rental arrangements, for which revenue is recognized over the term of the agreement rather than at the time of shipment.

Cost of sales. Cost of sales was $2.4 million for the three months ended March 31, 2026 compared to $4.0 million for the three months ended March 31, 2025, a decrease of $1.6 million, or 40%. The decrease in cost of sales was primarily related to lower number of units sold.

Gross profit. Gross profit was $1.0 million for the three months ended March 31, 2026 compared to $4.4 million for the three months ended March 31, 2025, a decrease of $3.4 million, or 77.3%. Our overall gross profit percentage was 29.4% in the three months ended March 31, 2026 compared to 53.0% in the corresponding period in 2025. The decrease in gross profit and margin was primarily driven by product mix, including a higher proportion of international shipments, which carry lower average selling prices, and costs associated with new system placements pursuant to the Fair Deal Agreement program, which are recognized upfront while related revenue is recognized over the term of the applicable agreement.

General and administrative. General and administrative expense was $2.0 million for the three months ended March 31, 2026 compared to $2.2 million for the three months ended March 31, 2025, a decrease of $0.2 million, or 9.1%. The net decrease in general and administrative expense was primarily due to lower professional fees.

Selling and marketing. Selling and marketing expense was $1.7 million for the three months ended March 31, 2026 compared to $2.2 million for the three months ended March 31, 2025, a decrease of $0.5 million, or 22.7%. The decrease was primarily driven by an decrease in tradeshow expenses.

Research and development. Research and development expense was $1.6 million for the three months ended March 31, 2026 compared to $2.6 million for the three months ended March 31, 2025, a decrease of $1.0 million, or 42%. The decrease was primarily due to the decrease in lobbying costs related to billing code reimbursement, decreased headcount, and decrease in product development costs related to next generation systems.

Other income. Other income of $0.1 and $0.2 million for the three months ended March 31, 2026 and 2025, respectively, relates primarily to interest income.

Income taxes. The effective tax rates for the three months ended March 31, 2026 and 2025 were 37.9% and (4.5%), respectively. The increase in the effective tax rate for the three months ended March 31, 2026 compared to the prior period was primarily due to projected full year income and a decrease in the estimated tax credits that are expected to be generated and utilized in proportion to the amount of pretax profit.

The Company evaluates the realizability of its deferred tax assets on a quarterly basis, considering both positive and negative evidence in accordance with ASC 740. A key component of this assessment is the Company’s recent cumulative earnings history. As of March 31, 2026, the Company has generated cumulative pre-tax income over the most recent three-year period, which represents significant positive evidence supporting the realizability of its deferred tax assets.

However, the Company’s operating results have historically exhibited seasonality, with variability in revenue and profitability across interim periods driven in part by the timing of equipment sales and customer purchasing patterns. This seasonality can result in fluctuations in quarterly and annual earnings and introduces additional uncertainty into projections of future taxable income.

Management continues to monitor all available evidence, including recent operating results, forecasts of future profitability, and the impact of business trends, in assessing the need for a valuation allowance. While management currently believes it is more likely than not that its deferred tax assets are realizable (excluding certain foreign net operating losses), changes in the Company’s operating performance, including the continuation or worsening of seasonal variability or declines in revenue, could impact this conclusion in future periods and may result in the recording of a valuation allowance, which could materially affect the Company’s results of operations.

Financial Condition

The following discussion summarizes significant changes in assets and liabilities. Please see the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 contained in Part I, Item 1 of this filing.

Assets

Cash and cash equivalents were $18.3 million at March 31, 2026 compared to $22.1 million at December 31, 2025, a decrease of $3.8 million. See Cash Flows for details on the change in cash and cash equivalents during the three months ended March 31, 2026.

Accounts receivable was $3.6 million at March 31, 2026 compared to $6.0 million at December 31, 2025, a decrease of $2.4 million. The decrease was primarily due to the decrease in sales and concentration of sales to the Company’s historically large customer, which have historically been subject to extended payment terms.

Inventories were $16.5 million at March 31, 2026 compared to $14.6 million at December 31, 2025, an increase of $1.9 million. The increase was primarily due to the anticipation of increasing future sales.

Liabilities

There were no borrowings outstanding under our revolving line of credit with Comerica Bank at March 31, 2026 and December 31, 2025.

Liquidity and Capital Resources

In general terms, liquidity is a measurement of the Company’s ability to meet its cash needs. For the three months ended March 31, 2026, funding was derived primarily from cash generated by the sale of equipment to our customers in the ordinary course of business and existing cash reserves. The Company believes that proceeds from maturing cash equivalents, as well as cash on hand are sufficient to meet operating capital and funding requirements for the next 12 months from the date this Quarterly Report was issued. The Company’s liquidity position and capital requirements may be impacted by a number of factors, including the following:

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

Cash flows

The following table provides a summary of cash flows for the periods indicated:

	For the Three Months Ended
	March 31,
(in thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$(3,753)	$(2,677)
Investing activities	(3)	(7)
Financing activities	—	(300)
Total	$(3,756)	$(2,984)

Cash flows from operating activities

Net cash used in operating activities was $3.8 million for the three months ended March 31, 2026, consisting of net loss of $2.6 million and non-cash activity of $1.3 million, offset by a decrease in net operating liabilities of $0.1 million. Cash flows used in operating activities primarily include the receipt of revenues offset by the payment of operating expenses incurred in the normal course of business. Non-cash items consisted of stock-based compensation expense, deferred income taxes, provision for product warranties, amortization of right-of-use asset, and depreciation of property and equipment. Net cash used in operating activities was $2.7 million for the three months ended March 31, 2025, consisting of net loss of $2.6 million and an increase in net operating assets of $0.5 million, offset by non-cash charges of $0.4 million. Cash flows used in operating activities primarily include the receipt of revenues offset by the payment of operating expenses incurred in the normal course of business. Non-cash items consisted of stock-based compensation expense, provision for product warranties, amortization of right-of-use asset and depreciation of property and equipment.

Cash flows from investing activities

Net cash used in investing activities for the three months ended March 31, 2026 reflected $3 thousand of purchases of property and equipment. Net cash used in investing activities for the three months ended March 31, 2025 reflected $7 thousand of purchases of property and equipment.

Cash flows from financing activities

No cash was used in financing activities for the three months ended March 31, 2026. Net cash used in financing activities for the three months ended March 31, 2025 reflected $0.3 million of repurchases of common stock.

Inflation

During the first quarter of 2026, we continued to experience some increase in commodity and shipping prices and energy and labor costs which resulted in minor inflationary pressures across various parts of our business and operations, including on our customers, partners, and suppliers. We continue to monitor the impact of inflation and we are taking actions, such as ordering inventory in advance, to minimize its effects on our product cost and sales.

Indebtedness

Please see Note 3, Debt, to the condensed consolidated financial statements.

Contractual Obligations and Commitments

Please see Note 6, Commitments and Contingencies, to the condensed consolidated financial statements.

Critical Accounting Policies and Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. Management has not applied any critical accounting estimates but has identified revenue recognition policies as critical to understanding the Company’s financial condition and results of operations. For a detailed discussion on the application of these and other accounting policies, see the Note 1, Organization and Summary of Significant Accounting Policies to the consolidated financial statements included in the 2025 Annual Report for further information.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

As of March 31, 2026, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of March 31, 2026, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide disclosure pursuant to this item in this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities

There were no unregistered sales of securities during the three months ended March 31, 2026.

(b)	Use of Proceeds from the Sale of Registered Securities

None.

(c)	Purchases of Equity Securities by the Registrant and Affiliated Purchasers.

None.

Item 3. Defaults Upon Senior Securities

At March 31, 2026 and December 31, 2025, the Company was in default under the Credit Facility for failing to maintain the required minimum profitability covenant. There were no borrowings outstanding under the facility at March 31, 2026 and December 31, 2025. As a result of the default, the Company is currently unable to borrow funds under the Credit Facility. Please see Note 3, Debt, to the condensed consolidated financial statements for more information.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

(a) Termination of Credit Facility

On May 8, 2026, the Company received notice from Fifth Third that the Credit Facility will terminate effective as of May 20, 2026. At March 31, 2026 and December 31, 2025, the Company was in default under the Credit Facility for failing to maintain the required minimum profitability covenant. There were no borrowings outstanding under the facility at March 31, 2026 and December 31, 2025.

See Note 3, Debt, to the condensed consolidated financial statements for more information, including a summary of the material terms and conditions of the Credit Facility. Such summary is qualified in its entirety by reference to the agreements underlying the Credit Facility: the Credit Agreement, Master Revolving Note, and Security Agreement, which were filed as Exhibits 10.1, 10.2, and 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2023, and the Amendment No. 1 to the Credit Agreement and Amendment No. 1 to the Master Revolving Note, which were filed as Exhibits 10.1 and 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2024.

(c) Rule 10b5-1 Trading Plans

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

SENSUS HEALTHCARE, INC.

Date: May 13, 2026	/s/ Joseph C. Sardano
Joseph C. Sardano
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2026	/s/ Javier Rampolla
Javier Rampolla
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)