Form 10-Q
period 2026-06-30
Sensus Healthcare, Inc.
filed 2026-08-14
CIK 1494891

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 10, 2026 , there were 16,462,059 shares of the registrant’s common stock outstanding.

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

To date, geopolitical uncertainties have not had any significant impact on our business, but we continue to monitor developments and will address them in future disclosures, if applicable.

Any forward-looking statements that we make in this report speak only as of the date of such statement, and we undertake no obligation to update such statements to reflect events or circumstances after the date this report is filed, except as may be required by applicable law.

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SENSUS HEALTHCARE, INC.

 CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30,	As of December 31,
(in thousands, except shares and per share data)	2026	2025
	(unaudited)
Assets
Current assets
Cash, restricted cash, and cash equivalents	$15,186	$22,083
Accounts receivable, net	1,680	6,041
Inventories	18,459	14,563
Prepaid inventory	607	1,522
Other current assets	1,745	1,683
Total current assets	37,677	45,892
Property and equipment, net	2,748	1,976
Deferred tax asset	—	4,079
Operating lease right-of-use assets, net	329	452
Other noncurrent assets	505	640
Total assets	$41,259	$53,039

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$3,167	$3,343
Product warranties	267	275
Operating lease liabilities, current portion	274	262
Deferred revenue, current portion	619	842
Total current liabilities	4,327	4,722
Operating lease liabilities	69	209
Deferred revenue, net of current portion	—	10
Total liabilities	4,396	4,941
Commitments and contingencies	-
Stockholders’ equity
Preferred stock, 5,000,000 shares authorized and none issued and outstanding	—	—
Common stock, $0.01 par value – 50,000,000 authorized; 17,055,095 issued and 16,462,059 outstanding at June 30, 2026; 17,056,845 issued and 16,463,809 outstanding at December 31, 2025	169	169
Additional paid-in capital	46,230	46,090
Treasury stock, 593,036 shares at cost, at June 30, 2026 and December 31, 2025	(3,876)	(3,876)
(Accumulated deficit) retained earnings	(5,660)	5,715
Total stockholders’ equity	36,863	48,098
Total liabilities and stockholders’ equity	$41,259	$53,039

See accompanying notes to the condensed consolidated financial statements (unaudited).

SENSUS HEALTHCARE, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except shares and per share data)	2026	2025	2026	2025

Revenues	$2,290	$7,315	$5,684	$15,659
Cost of sales	1,521	4,412	3,924	8,403
Gross profit	769	2,903	1,760	7,256
Operating expenses
General and administrative	1,786	1,986	3,827	4,193
Selling and marketing	1,054	1,389	2,771	3,575
Research and development	1,109	1,471	2,699	4,077
Total operating expenses	3,949	4,846	9,297	11,845
Loss from operations	(3,180)	(1,943)	(7,537)	(4,589)
Other income:
Interest income, net	117	183	241	367
Other income, net	117	183	241	367
Loss before income tax	(3,063)	(1,760)	(7,296)	(4,222)
Provision for (benefit from) income taxes	5,686	(723)	4,079	(613)
Net loss	$(8,749)	$(1,037)	$(11,375)	$(3,609)
Net loss per share – basic	$(0.53)	$(0.06)	$(0.69)	$(0.22)
diluted	$(0.53)	$(0.06)	$(0.69)	$(0.22)
Weighted average number of shares used in
computing net loss per share – basic	16,462,059	16,320,036	16,462,355	16,330,891
diluted	16,462,059	16,320,036	16,462,355	16,330,891

See accompanying notes to the condensed consolidated financial statements (unaudited).

SENSUS HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

			Additional
	Common Stock		Paid-In	Treasury Stock		Retained Earnings
(in thousands, except shares)	Shares	Amount	Capital	Shares	Amount	(Accumulated Deficit)	Total

December 31, 2024	17,036,845	$169	$45,795	(541,449)	$(3,571)	$13,434	$55,827
Stock-based compensation	—	—	79	—	—	—	79
Stock repurchase	—	—	—	(50,360)	(300)	—	(300)
Net loss	—	—	—	—	—	(2,572)	(2,572)
March 31, 2025	17,036,845	$169	$45,874	(591,809)	$(3,871)	$10,862	$53,034
Stock-based compensation	—	—	72	—	—	—	72
Forfeitures of restricted stock awards	(5,000)	—	(5)	—	—	—	(5)
Net loss	—	—	—	—	—	(1,037)	(1,037)
June 30, 2025	17,031,845	$169	$45,941	(591,809)	$(3,871)	$9,825	$52,064

December 31, 2025	17,056,845	$169	$46,090	(593,036)	$(3,876)	$5,715	$48,098
Stock-based compensation	—	—	70	—	—	—	70
Forfeitures of restricted stock awards	(1,750)	—	—	—	—	—	—
Net loss	—	—	—	—	—	(2,626)	(2,626)
March 31, 2026	17,055,095	$169	$46,160	(593,036)	$(3,876)	$3,089	$45,542
Stock-based compensation	—	—	70	—	—	—	70
Net loss	—	—	—	—	—	(8,749)	(8,749)
June 30, 2026	17,055,095	$169	$46,230	(593,036)	$(3,876)	$(5,660)	$36,863

See accompanying notes to the condensed consolidated financial statements (unaudited).

SENSUS HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
(in thousands)	2026	2025
Cash flows from operating activities
Net loss	$(11,375)	$(3,609)
Adjustments to reconcile net loss to net cash, restricted cash, and cash equivalents (used in) provided by operating activities:
Depreciation	182	185
Amortization of right-of-use asset	123	118
Provision for product warranties	134	138
Stock-based compensation	140	146
Deferred income taxes	4,079	(613)
Changes in operating assets and liabilities:
Accounts receivable	4,361	7,109
Inventories	(4,839)	(3,176)
Prepaid inventory	915	666
Other current assets	(62)	(842)
Other noncurrent assets	135	117
Accounts payable and accrued expenses	(176)	554
Operating lease liability	(128)	(118)
Deferred revenue	(233)	(35)
Product warranties	(142)	(200)
Net cash (used in) provided by operating activities	(6,886)	440
Cash flows from investing activities
Acquisition of property and equipment	(11)	(34)
Net cash used in investing activities	(11)	(34)
Cash flows from financing activities
Repurchase of common stock	—	(300)
Net cash used in financing activities	—	(300)
Net (decrease) increase in cash, restricted cash, and cash equivalents	(6,897)	106
Cash, restricted cash, and cash equivalents – beginning of period	22,083	22,056
Cash, restricted cash, and cash equivalents – end of period	$15,186	$22,162
Supplemental disclosure of cash flow information:
Interest paid	$—	$—
Income tax paid	$8	$979
Supplemental schedule of noncash investing and financing transactions:
Transfer of inventory to property and equipment	$943	$868
Lease liability arising from obtaining right-of-use-assets	$—	$111

See accompanying notes to the condensed consolidated financial statements (unaudited).

SENSUS HEALTHCARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — Organization and Summary of Significant Accounting Policies

Description of the Business

Sensus Healthcare, Inc. (together with its subsidiaries, unless the context otherwise indicates, “Sensus” or the “Company”) is a manufacturer of radiation therapy devices sold to healthcare providers globally through its distribution and marketing network. The Company operates from its corporate headquarters located in Boca Raton, Florida.

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

These financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by GAAP. In the opinion of management, all adjustments considered necessary for a fair presentation of the results have been included. Operating results for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or for any other period.

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

The revenues from personnel service contracts are recognized in the period during which the work is performed, as the Company has elected the practical expedient under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, to recognize revenue in the amount that the Company has a right to invoice. The service contracts can be terminated by mutual written agreement.

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

The Company also generates revenue from leases in which the Company is the lessor. The Company identifies the lease and non-lease components and allocates the contract consideration on a relative stand-alone selling price basis at lease inception. The Company has elected the practical expedient to combine lease and non-lease components when the components qualify to be combined, and such combined components are accounted for as a lease under ASC 842, Leases. Revenues from non-lease components that are not qualified to be combined are recognized under ASC 606 when the related services are rendered.

The components of disaggregated revenue for the three and six months ended June 30, 2026 and 2025 were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Product Revenue - recognized at a point in time	$1,241	$5,390	$2,894	$12,098
Product Revenue - recognized over time	324	358	667	557
Service Revenue - recognized at a point in time	395	726	918	1,350
Service Revenue - recognized over time	330	841	1,205	1,654
Total Revenue	$2,290	$7,315	$5,684	$15,659

The Company operates in a highly regulated environment, primarily in the U.S. dermatology market, in which state regulatory approval is sometimes required prior to the customer being able to use the product. In cases where such regulatory approval is pending, revenue is deferred until such time as regulatory approval is obtained.

 Deferred revenue activity as of June 30, 2026 was as follows:

(in thousands)	Product	Service	Total
December 31, 2025	$351	$501	$852
Revenue recognized	(280)	(1,205)	(1,485)
Amounts invoiced	38	1,214	1,252
June 30, 2026	$109	$510	$619

Remaining performance obligations of deposits for products have original expected durations of one year or less. Estimated service revenue to be recognized in the future related to the performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2026 is as follows:

Year	Service Revenue
2026 (July 1 - December 31, 2026)	408
2027	102
Total	$510

For the six months ended June 30, 2026 and 2025, the Company paid commissions for certain equipment sales. Because commissions are expected to be recovered through product revenue within one year, the Company expenses commissions as incurred.

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

Two customers located in the U.S. accounted for 19% and 10% of revenue, respectively, for the three months ended June 30, 2026, and one customer located in the U.S. accounted for 56% of revenue for the three months ended June 30, 2025. One customer located in the U.S. and one customer located in China accounted for 16% and 15% of revenue, respectively, for the six months ended June 30, 2026, and one customer located in the U.S. accounted for 63% of revenue for the six months ended June 30, 2025. Four customers located in the U.S. accounted for 28%, 25%, 16%, and 14% of accounts receivable, respectively, as of June 30, 2026, and one customer located in the U.S. accounted for 65% of accounts receivable as of December 31, 2025.

Geographical Information

The following table illustrates total revenue for the three and six months ended June 30, 2026 and 2025 by geographic region.

	For the Three Months Ended June 30,
(in thousands)	2026		2025
United States	$1,790	78%	$6,712	92%
China	189	8%	587	8%
Korea	145	6%	—	0%
Georgia	140	6%	—	0%
Other	26	2%	16	0%
Total Revenue	$2,290	100%	$7,315	100%

	For the Six Months Ended June 30,
(in thousands)	2026		2025
United States	$4,328	76%	$14,863	95%
China	1,015	18%	763	5%
Korea	145	3%	—	0%
Georgia	140	2%	—	0%
Other	56	1%	33	0%
Total Revenue	$5,684	100%	$15,659	100%

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

Cash, Restricted Cash, and Cash Equivalents

Cash and cash equivalents primarily consist of cash, money market funds and short-term, highly liquid investments with original maturities of three months or less.

Restricted cash represents $2.2 million maintained in a restricted money market account with City National Bank of Florida (“CNB”) as cash collateral for the Company’s obligations under its revolving credit facility. Restricted cash totaled $2.2 million and $0 as of June 30, 2026 and December 31, 2025, respectively. See Note 3, Debt, for additional information regarding the revolving credit facility.

Accounts Receivable

The Company extends credit to customers based on an assessment of their financial condition and generally does not require collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company estimates future credit losses based on the age of customer receivable balances, collection history and forecasted economic trends. Future collections can be significantly different from historical collection trends or current estimates. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The allowance for expected credit losses was $0.1 million as of June 30, 2026 and December 31, 2025. There was no credit loss expense for the three and six months ended June 30, 2026 and 2025.

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

The factors used in the net loss per share computation are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Basic
Net loss	$(8,749)	$(1,037)	$(11,375)	$(3,609)
Weighted average number of shares used in computing net loss per share – basic	16,462	16,320	16,462	16,331
Net loss per share - basic	$(0.53)	$(0.06)	$(0.69)	$(0.22)
Diluted
Net loss	$(8,749)	$(1,037)	$(11,375)	$(3,609)
Weighted average number of shares used in computing net loss per share – basic	16,462	16,320	16,462	16,331
Dilutive effects of:
Restricted stock awards	—	—	—	—
Weighted average number of shares used in computing net loss per share – diluted	16,462	16,320	16,462	16,331
Net loss per share - diluted	$(0.53)	$(0.06)	$(0.69)	$(0.22)

The shares in full amount listed below were not included in the computation of diluted net loss per share because to do so would have been antidilutive for the periods presented:
Restricted stock awards	—	120,000	—	120,000
Stock options	77,550	77,550	77,550	77,550

Diluted net loss per share for the three and six months ended June 30, 2026 and 2025 excludes the dilutive effect of any stock options or shares issued under restricted stock awards, as the inclusion would be antidilutive due to the Company’s net losses during the periods.

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

The Company has elected the practical expedient to combine lease and non-lease components when the components qualify to be combined. Continuous supporting services are the primary non-lease components and are not predominant. As a result, the combined components are accounted for as a lease under ASC 842. The revenues from non-lease components that are not qualified to be combined are recognized when the services are rendered under ASC 606. The revenues from non-lease components were $25 thousand and $29 thousand for the three months ended June 30, 2026 and 2025, respectively, and $25 thousand and $0.2 million for the six months ended June 30, 2026 and 2025, respectively.

For operating leases where the Company is the lessor, the Company recognizes the underlying assets and depreciates them over the estimated useful life, which is based upon the residual value expected at the end of the lease term. Lease income is recognized on a straight-line basis over the lease term when the lease payment is determined. Leasing revenue is not recognized when collection of all contractual rents over the term of the agreement is not probable. When collection is not probable, the Company limits the lease revenue to the lesser of the revenue recognized on a straight-line basis or cash basis. The lease income is included in revenues in the condensed consolidated statements of loss.

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

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, which requires entities to (i) disclose amounts of (a) purchase of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil-and gas-producing activities, (ii) include certain amounts that are already required to be disclosed under current GAAP in the same disclosures as other disaggregation requirements, (iii) disclose a qualitative description of the amounts remaining in relevant expense captions that are not necessarily disaggregated quantitatively, and (iv) disclose the total amount of selling expenses on an interim and annual reporting basis and, in annual reporting periods, disclose the entity’s definition of selling expense. ASU No. 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating ASU No. 2024-03 to determine the impact it may have on its condensed consolidated financial statements.

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

Note 2 — Property and Equipment

Property and equipment consist of the following:

	As of	As of
	June 30,	December 31,	Estimated
(in thousands)	2026	2025	Useful Lives

Operations equipment	$1,214	$974	3-10 years
Equipment leased to customers	2,079	1,600	10 years
Tradeshow and demo equipment	1,100	1,184	3 years
Computer equipment	195	186	3 years
Research and development equipment	259	246	3 years
Subtotal	4,847	4,190
Construction in progress	228	228
Less accumulated depreciation	(2,327)	(2,442)
Property and Equipment, Net	$2,748	$1,976

Depreciation expense was $86 thousand and $99 thousand for the three months ended June 30, 2026 and 2025, respectively, and $0.2 million for the six months ended June 30, 2026 and 2025.

Note 3 — Debt

At December 31, 2025, the Company was in default under its prior revolving credit facility with Fifth Third Bank, N.A. (“Fifth Third”), as successor by merger to Comerica Bank, for failing to maintain the required minimum profitability covenant. No borrowings were outstanding at any time under the Fifth Third facility. On May 8, 2026, the Company received notice from Fifth Third that the facility would terminate effective May 20, 2026, and the facility was terminated on that date.

On June 2, 2026, the Company entered into a revolving credit facility (the “CNB Credit Facility”) with CNB that provides for maximum borrowings of $15.0 million and matures on June 5, 2027, unless extended by mutual agreement. During the initial term, borrowings are limited to $2.0 million, and the remaining $13.0 million commitment is restricted. Any borrowings bear interest at the Secured Overnight Financing Rate plus 3.00% (or 6.68% at June 30, 2026). Interest is payable monthly, and all outstanding principal and accrued interest are due at maturity. The CNB Credit Facility is secured by $2.2 million of cash held in a restricted account and by a security interest in all of the Company’s assets (the “Collateral”). Under the CNB Facility, the Company must obtain CNB’s prior written consent in order to take any of the following actions: (a) sell or transfer any of the Company’s assets outside the ordinary course of its business; (b) incur, create, assume, or permit to exist any other indebtedness (subject to certain exceptions); (c) encumber any of the Company’s assets with any liens other than liens in favor of CNB and certain other permitted liens, or (d) remove the Company’s current Chief Executive Officer, President, or Chief Financial Officer. The related loan agreement also includes customary representations and warranties and customary events of default, upon the occurrence of which, after any applicable grace period, CNB would have the ability to accelerate all outstanding advances, terminate the Loan, and exercise remedies with respect to the Collateral.

If the CNB Credit Facility is renewed and CNB makes the remaining $13.0 million commitment available, the Company will be required to maintain a minimum debt service coverage ratio of 1.50, tested quarterly beginning with the first fiscal quarter following such availability. The Company was not subject to this financial covenant as of June 30, 2026. At June 30, 2026, no borrowings were outstanding under the CNB Credit Facility.

Note 4 — Product Warranties

Changes in product warranty liability were as follows for the six months ended June 30, 2026:

(in thousands)
Balance, December 31, 2025	$275
Warranties accrued during the period	134
Payments on warranty claims	(142)
Balance, June 30, 2026	$267

Note 5 — Leases

Operating Lease Agreements

The Company leases its headquarters office from an unrelated third party under a lease expiring in September 2027. The amortization expense of the right of use lease asset was $61 thousand and $59 thousand for the three months ended June 30, 2026 and 2025, respectively, and $0.1 million for the six months ended June 30, 2026 and 2025. In January 2025, the Company entered into a sublease agreement with an unrelated third party to lease a new office space which is adjacent to the current headquarters office. The sublease is effective from January 2025 to September 2027.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of June 30, 2026.

Maturity of Operating Lease Liability	Amount
2026 (July 1 - December 31, 2026)	$141
2027	214
Total undiscounted operating leases payments	$355
Less: Imputed interest	(12)
Present Value of Operating Lease Liability	$343
Operating lease liability, current portion	$274
Operating lease liability, net of current portion	$69

Cash paid for amounts included in the measurement of the operating lease liability was $0.1 million for the six months ended June 30, 2026 and 2025, and is included in cash flows from operating activities in the accompanying condensed consolidated statements of cash flows.

Operating lease cost recognized as expense was $68 thousand for both the three months ended June 30, 2026 and 2025, and $0.1 million for both the six months ended June 30, 2026 and 2025. The financing component for operating lease liability represents the effect of discounting the operating lease payments to their present value.

Lessor Accounting

The Company, through its subsidiary, Sensus Healthcare Services, LLC, leases superficial radiotherapy equipment to dermatology clinics. These leases generally have an initial term of 60 months and automatically renew for a one-year period upon the expiration of the initial lease term. Payments due under the leases may be fixed or variable payments.

The component of lease income for the three and six months ended June 30, 2026 is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Lease income - operating leases - fixed payments	$60	$64	$124	$128
Lease income - operating leases - variable payments	264	294	534	429
Total	$324	$358	$658	$557

The future minimum fixed lease payments to be received under the lease agreements as of June 30, 2026 are as follows:

(in thousands)	Amount
2026 (July 1 - December 31)	104
2027	208
2028	208
2029	208
Thereafter	75
Total	$803

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

The Company pays this manufacturer for finished goods in advance of the inventory being received. The Company paid this manufacturer $0.5 million and $1.3 million for finished goods for the three months ended June 30, 2026 and 2025, respectively, and $3.6 million and $4.9 million for the six months ended June 30, 2026 and 2025, respectively. Finished goods of $2.5 million and $4.3 million were received from this manufacturer for the three months ended June 30, 2026 and 2025, respectively, and finished goods of $4.4 million and $6.5 million were received from this manufacturer for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026 and December 31, 2025, a prepayment related to these finished goods of $0.6 million and $1.5 million, respectively, was presented in prepaid inventory in the accompanying condensed consolidated balance sheets.

Legal Contingencies

The Company is party to certain legal proceedings in the ordinary course of business. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and related contingencies.

In August 2019, the Company received a Civil Investigative Demand from the Department of Justice (the “Department”) seeking documents and written responses in connection with an investigation of the billing to Medicare by a physician who had treated patients with the Company’s SRT-100. The Department subsequently advised the Company that it was considering expanding the investigation to determine whether the Company had any involvement in the physician’s use of certain reimbursement codes. The Company has fully cooperated with the Department. The Company disputes that it has engaged in any wrongdoing with respect to such reimbursement claims; among other considerations, the Company does not submit claims for reimbursement or provide coding or billing advice to physicians. To the Company’s knowledge, the Department has made no determination as to whether the Company engaged in any wrongdoing, or whether to pursue any legal action against the Company. Should the Department decide to pursue legal action, the Company believes it has strong and meritorious defenses and will vigorously defend itself. As of June 30, 2026, the Company was unable to estimate the cost, if any, associated with this matter.

Note 7 — Stockholders’ Equity

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock. No shares of preferred stock were issued or outstanding at June 30, 2026 or December 31, 2025.

Treasury Stock

Treasury stock includes shares surrendered by employees for tax withholding on the vesting of restricted stock awards and shares repurchased in open market transactions. No shares were surrendered by employees for tax withholding for the three and six months ended June 30, 2026 and 2025. During the three months ended June 30, 2026 and 2025, the Company did not repurchase any shares in open market transactions. During the six months ended June 30, 2026 and 2025, the Company repurchased zero and 50,360 shares in open market transactions, respectively.

Note 8 — Equity-based Compensation

2016 and 2017 Equity Incentive Plans

The Company’s 2016 Equity Incentive Plan and the 2017 Incentive Plan, as amended in June 2023 and August 2025 (collectively, the “Plans”), provide for the issuance of up to 397,473 shares and 2,250,000 shares, respectively. In August 2025, the Company amended the 2017 Incentive Plan to increase the number of shares of common stock authorized for issuance thereunder by 1,500,000 shares. In addition, unless the Compensation Committee specifically determines otherwise, the maximum number of shares available under the Plans and the awards granted under the Plans will be subject to appropriate adjustment in the case of any stock dividends, stock splits, recapitalizations, reorganizations, mergers, consolidations, exchanges or other changes in capitalization affecting the Company’s common stock. The awards may be made in the form of restricted stock awards or stock options, among other things. As of June 30, 2026 and December 31, 2025, 1,676,973 and 1,675,223 shares were available to be granted under the Plans, respectively.

On December 19, 2022, a total of 77,000 shares of restricted common stock were awarded to employees. The restricted shares vest 25% per year over a four-year period. The fair value of $6.40 per share, the stock price on grant date, is being recognized as expense on a straight-line basis over the vesting period. During the six months ended June 30, 2026, 1,750 shares of unvested common stock were forfeited due to the termination of three employees. As of June 30, 2026, 63,750 of the shares issued on December 19, 2022 were vested or forfeited.

On January 11, 2024, 20,000 shares of restricted common stock with a fair value of $2.65 per share, the stock price on the grant date, were awarded to an employee. 10,000 of the shares vested and the expense related to these shares was recognized on the grant date. The remaining 10,000 shares vested in January 2025. The grant date fair value of $2.65 per share is being recognized as expense on a straight-line basis over the vesting period. As of June 30, 2026, the shares issued on January 11, 2024 were fully vested.

On December 17, 2024, 100,000 shares of restricted common stock with a fair value of $7.78 per share, the stock price on the grant date, were awarded to employees and directors. 10,000 of the shares issued to one individual vested and the expense related to these shares was recognized on the grant date. The remaining 30,000 shares awarded to the same individual vest over a three-year period. The remaining 60,000 shares awarded to other individuals vest 25% per year over a four-year period. The grant date fair value of $7.78 per share is being recognized as expense on a straight-line basis over the vesting period. During the three months ended June 30, 2026, none of the shares became vested or were forfeited. As of June 30, 2026, 50,000 of the shares issued on December 17, 2024 had been vested or forfeited.

On December 12, 2025, 40,000 shares of restricted common stock with a fair value of $3.83 per share, the stock price on the grant date, were issued to an employee. These shares vest 25% per year over a four-year period on each anniversary of the grant date. The grant date fair value of $3.83 per share is being recognized as expense on a straight-line basis over the vesting period of four years. As of June 30, 2026, none of the shares issued on December 12, 2025 had vested or been forfeited.

Restricted Stock

Restricted stock activity for the six months ended June 30, 2026 is summarized below:

		Weighted-
		Average
		Grant
	Restricted	Date Fair
Outstanding at	Stock	Value
December 31, 2025	105,000	$6.08
Granted	—	—
Vested	—
Forfeited	(1,750)	6.40
June 30, 2026	103,250	$6.07

The Company recognizes forfeitures as they occur. The reduction of stock compensation expense related to forfeitures was $0 and $5 thousand for the three months ended June 30, 2026 and 2025, respectively, and $0 and $5 thousand for the six months ended June 30, 2026 and 2025, respectively.

Stock compensation expense related to restricted stock, excluding the recognition of forfeitures, was $70 thousand and $72 thousand for the three months ended June 30, 2026 and 2025, respectively, and $0.1 million and $0.2 million for the six months ended June 30, 2026 and 2025, respectively.

Unrecognized stock compensation expense was $0.5 million as of June 30, 2026, which will be recognized over a weighted-average period of 2.5 years.

Stock Options

Stock options expire ten years after the grant date. Options that have been granted are exercisable and vest based on the terms of the related agreements.

The following table summarizes the Company’s stock options activity after December 31, 2025:

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Options	Price	(In Years)
Outstanding - December 31, 2025	77,550	$5.55	2.08
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Outstanding - June 30, 2026	77,550	$5.55	1.58
Exercisable - June 30, 2026	77,550	$5.55	1.58

As of June 30, 2026, all outstanding stock options are fully vested. The stock options outstanding had no intrinsic value as of June 30, 2026 and December 31, 2025.

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

As of June 30, 2026, the Company recorded a valuation allowance against its net deferred tax assets based on management's assessment of the realizability of those assets under ASC 740. In performing its quarterly assessment, management considered all available positive and negative evidence, including recent operating results, cumulative earnings history, expectations regarding future taxable income, the reversal of existing taxable temporary differences, and other relevant factors. Based on the weight of the available evidence as of June 30, 2026, management concluded that it was more likely than not that the Company's net deferred tax assets would not be realized and, accordingly, recorded a valuation allowance to reduce the net deferred tax assets to zero.

Income tax expense (benefit) was $5.7 million and ($0.7) million for the three months ended June 30, 2026 and 2025, respectively. Income tax expense (benefit) was $4.1 million and ($0.6) million for the six months ended June 30, 2026 and 2025, respectively.

The effective tax rates for the three months ended June 30, 2026 and 2025 were (185.6%) and 41.1%, respectively. The effective tax rates for the six months ended June 30, 2026 and 2025 were (55.9%) and 14.5%, respectively. The decrease in the effective tax rate for the three months ended June 30, 2026 compared to the prior year period was primarily attributable to an increase in the valuation allowance. The decrease in the effective tax rate for the six months ended June 30, 2026 compared to the prior year period was primarily attributable to an increase in the valuation allowance.

The effective tax rate differs from the U.S. federal statutory rate for the three and six months ended June 30, 2026, primarily due to the increase in valuation allowance, nondeductible expenses, state income taxes and the favorable impact of tax credits.

As of June 30, 2026, the Company’s U.S. federal and certain state tax returns remain subject to examination, beginning with those filed for the year ended December 31, 2018.

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

Overview

Sensus Healthcare, Inc. (together with its subsidiaries, Sensus Medical Devices Ltd. and Sensus Healthcare Services, LLC, unless the context otherwise indicates, “Sensus,” “we,” “us,” “our,” or the “Company”) is a medical device company committed to providing highly effective, non-invasive treatments for non-melanoma skin cancer and post-surgical keloid scar prevention. The Company uses a proprietary low-energy X-ray technology known as superficial radiation therapy (“SRT”), which is based on decades of dedicated research and development, and has successfully incorporated SRT into a portfolio of treatment devices: the SRT-100TM, SRT-100+TM and SRT-100 VisionTM. To date, SRT technology has been used to effectively and safely treat oncological and non-oncological skin conditions of close to one million patients around the world.

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

Results of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except shares and per share data)	2026	2025	2026	2025

Revenues	$2,290	$7,315	$5,684	$15,659
Cost of sales	1,521	4,412	3,924	8,403
Gross profit	769	2,903	1,760	7,256
Operating expenses
General and administrative	1,786	1,986	3,827	4,193
Selling and marketing	1,054	1,389	2,771	3,575
Research and development	1,109	1,471	2,699	4,077
Total operating expenses	3,949	4,846	9,297	11,845
Loss from operations	(3,180)	(1,943)	(7,537)	(4,589)
Other income:
Interest income, net	117	183	241	367
Other income, net	117	183	241	367
Loss before income tax	(3,063)	(1,760)	(7,296)	(4,222)
(Benefit from) provision for income taxes	5,686	(723)	4,079	(613)
Net loss	$(8,749)	$(1,037)	$(11,375)	$(3,609)

Three months ended June 30, 2026 compared to the three months ended June 30, 2025

Revenues. Revenues were $2.3 million for the three months ended June 30, 2026 compared to $7.3 million for the three months ended June 30, 2025, a decrease of $5.0 million, or 68.5%. The decrease in revenue was primarily driven by a lower number of units sold (6 in the three months ended June 30, 2026, compared to 19 in the three months ended June 30, 2025), reflecting no sales in the current period to a historically large customer. In addition, some systems placed during the quarter were under the Fair Deal Agreement program and rental arrangements, for which revenue is recognized over the term of the agreement rather than at the time of shipment.

Cost of sales. Cost of sales was $1.5 million for the three months ended June 30, 2026 compared to $4.4 million for the three months ended June 30, 2025, a decrease of $2.9 million, or 65.9%. The decrease in cost of sales was primarily related to a lower number of units sold.

Gross profit. Gross profit was $0.8 million for the three months ended June 30, 2026 compared to $2.9 million for the three months ended June 30, 2025, a decrease of $2.1 million, or 72.4%. Our overall gross profit percentage was 34.8% in the three months ended June 30, 2026 compared to 39.7% in the corresponding period in 2025. The decrease in gross profit and margin was primarily driven by product mix, including a higher proportion of international shipments, which carry lower average selling prices, and costs associated with new system placements pursuant to the Fair Deal Agreements, which are recognized upfront while related revenue is recognized over the term of the agreement.

General and administrative. General and administrative expense was $1.8 million for the three months ended June 30, 2026 compared to $2.0 million for the three months ended June 30, 2025, a decrease of $0.2 million, or 10.0%. The net decrease in general and administrative expense was primarily due to lower compensation costs, slightly offset by increases in professional fees.

Selling and marketing. Selling and marketing expense was $1.1 million for the three months ended June 30, 2026 compared to $1.4 million for the three months ended June 30, 2025, a decrease of $0.3 million, or 21.4%. The decrease was primarily driven by a decrease in tradeshow expenses, commission expenses, and clinical research costs.

Research and development. Research and development expense was $1.1 million for the three months ended June 30, 2026 compared to $1.5 million for the three months ended June 30, 2025, a decrease of $0.4 million, or 26.7%. The decrease was primarily due to a decrease in product development costs related to next-generation systems, and reduced headcount.

Other income. Other income of $0.1 million and $0.2 million for the three months ended June 30, 2026 and 2025, respectively, relates primarily to interest income.

Income taxes. The effective tax rates for the three months ended June 30, 2026 and 2025 were (185.6%) and 41.1%, respectively. The decrease in the effective tax rate for the three months ended June 30, 2026 compared to the prior period was primarily attributable to the valuation allowance recorded against the Company’s deferred tax assets during the second quarter of 2026.

The Company evaluates the realizability of its deferred tax assets on a quarterly basis, considering both positive and negative evidence in accordance with ASC 740. During the second quarter of 2026, based on its quarterly assessment of all available positive and negative evidence, management concluded that a valuation allowance against the Company's net deferred tax assets was required. As a result, the Company recorded a valuation allowance during the quarter, which materially increased income tax expense and the effective tax rate for the six-month period ended June 30, 2026.

Management will continue to evaluate the realizability of its deferred tax assets each reporting period based on all available evidence. Changes in future operating results, taxable income projections, or other relevant evidence could result in changes to the amount of the valuation allowance in future periods.

Six months ended June 30, 2026 compared to the six months ended June 30, 2025

Revenues. Revenues were $5.7 million for the six months ended June 30, 2026 compared to $15.7 million for the six months ended June 30, 2025, a decrease of $10.0 million, or 63.7%. The decrease in revenue was primarily driven by a lower number of units sold (16 in the six months ended June 30, 2026, compared to 40 in the six months ended June 30, 2025), reflecting no sales in the current period to a historically large customer. Further, some systems placed during the quarter were under the Fair Deal Agreement program and rental arrangements, for which revenue is recognized over the term of the agreement rather than at the time of shipment.

Cost of sales. Cost of sales was $3.9 million for the six months ended June 30, 2026 compared to $8.4 million for the six months ended June 30, 2025, a decrease of $4.5 million, or 53.6%. The decrease in cost of sales was primarily related to a lower number of units sold.

Gross profit. Gross profit was $1.8 million for the six months ended June 30, 2026 compared to $7.3 million for the six months ended June 30, 2025, a decrease of $5.5 million, or 75.3%. Our overall gross profit percentage was 31.6% in the six months ended June 30, 2026 compared to 46.5% in the corresponding period in 2025. The decrease in gross profit was primarily driven by product mix, including a higher proportion of international shipments, which carry lower average selling prices, and costs associated with new system placements pursuant to the Fair Deal Agreements, which are recognized upfront while related revenue is recognized over the term of the agreement.

General and administrative. General and administrative expense was $3.8 million for the six months ended June 30, 2026 compared to $4.2 million for the six months ended June 30, 2025, a decrease of $0.4 million, or 9.5%. The net decrease in general and administrative expense was primarily due to lower compensation costs, slightly offset by increase in professional fees.

Selling and marketing. Selling and marketing expense was $2.8 million for the six months ended June 30, 2026 compared to $3.6 million for the six months ended June 30, 2025, a decrease of $0.8 million, or 22.2%. The decrease was primarily driven by a decrease in tradeshow expenses, commission expenses, and clinical research costs.

Research and development. Research and development expense was $2.7 million for the six months ended June 30, 2026 compared to $4.1 million for the six months ended June 30, 2025, a decrease of $1.4 million, or 34.1%. The decrease was primarily due to the decrease in lobbying costs related to billing code reimbursement, the decrease in product development costs related to next-generation systems, and reduced headcount.

Other income. Other income of $0.2 million and $0.4 million for the six months ended June 30, 2026 and 2025, respectively, relates primarily to interest income.

Income taxes. The effective tax rates for the six months ended June 30, 2026 and 2025 were (55.9%) and 14.5%, respectively. The decrease in the effective tax rate for the six months ended June 30, 2026 compared to the prior year period was primarily due to an increase in valuation allowance.

Financial Condition

The following discussion summarizes significant changes in assets and liabilities. Please see the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 contained in Part I, Item 1 of this filing.

Assets

Cash, restricted cash, and cash equivalents were $15.2 million at June 30, 2026 compared to $22.1 million at December 31, 2025, a decrease of $6.9 million. The decrease was primarily attributable to cash used to purchase inventory. See Cash Flows for details on the change in cash, restricted cash, and cash equivalents during the six months ended June 30, 2026.

Accounts receivable was $1.7 million at June 30, 2026 compared to $6.0 million at December 31, 2025, a decrease of $4.3 million. The decrease was primarily due to the decrease in sales and concentration of sales to the Company’s historically large customer, which have historically been subject to extended payment terms.

Inventories were $18.5 million at June 30, 2026 compared to $14.6 million at December 31, 2025, an increase of $3.9 million. The increase was primarily due to the anticipation of increasing future sales.

Liabilities

There were no borrowings outstanding under the revolving line of credit with City National Bank of Florida at June 30, 2026 or under the Company’s former revolving line of credit with Fifth Third at December 31, 2025.

Liquidity and Capital Resources

In general terms, liquidity is a measurement of the Company’s ability to meet its cash needs. For the six months ended June 30, 2026, funding was derived primarily from cash generated by the sale of equipment to our customers in the ordinary course of business and existing cash reserves. The Company believes that proceeds from maturing cash equivalents, as well as cash on hand are sufficient to meet operating capital and funding requirements for the next 12 months from the date this Quarterly Report was issued. The Company’s liquidity position and capital requirements may be impacted by a number of factors, including the following:

●	ability to generate and increase revenue;

●	fluctuations in gross margins, operating expenses and net results; and

●	financial market instability or disruptions to the banking system due to bank failures.

The Company’s primary short-term capital needs, which are subject to change, include expenditures related to:

●	expansion of sales and marketing activities; and

●	expansion of research and development activities.

Sensus’s management regularly evaluates cash requirements for current operations, commitments, capital requirements and business development transactions, and may seek to raise additional funds for these purposes in the future. However, there can be no assurance that it will be able to raise such funds or the terms on which such funds may be raised, if at all.

Cash flows

The following table provides a summary of cash flows for the periods indicated:

	For the Six Months Ended June 30,
(in thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$(6,886)	$440
Investing activities	(11)	(34)
Financing activities	—	(300)
Total	$(6,897)	$106

Cash flows from operating activities

Net cash used in operating activities was $6.9 million for the six months ended June 30, 2026, consisting of net loss of $11.4 million and a decrease in net operating liabilities of $0.2 million, offset by non-cash activity of $4.7 million. Cash flows used in operating activities primarily include the receipt of revenues offset by the payment of operating expenses incurred in the normal course of business. Non-cash items consisted of stock-based compensation expense, deferred income taxes, provision for product warranties, amortization of right-of-use asset, and depreciation of property and equipment. Net cash provided by operating activities was $0.4 million for the six months ended June 30, 2025, consisting of net loss of $3.6 million and non-cash charges of $0.1 million, offset by a decrease in net operating assets of $4.1 million, primarily driven by a $7.1 million decrease in accounts receivable and a $3.2 million increase in inventories. Cash flows provided by operating activities primarily include the receipt of revenues offset by the payment of operating expenses incurred in the normal course of business. Non-cash items consisted of stock-based compensation expense, deferred income taxes, provision for product warranties, amortization of right-of-use asset, and depreciation and amortization of property and equipment.

Cash flows from investing activities

Net cash used in investing activities for the six months ended June 30, 2026 reflected $11 thousand of purchases of property and equipment. Net cash used in investing activities for the six months ended June 30, 2025 reflected $34 thousand of purchases of property and equipment.

Cash flows from financing activities

No cash was used in financing activities for the six months ended June 30, 2026 . Net cash used in financing activities for the six months ended June 30, 2025 reflected $0.3 million of repurchases of common stock.

Inflation

During the second quarter of 2026, we continued to experience some increase in commodity and shipping prices and energy and labor costs which resulted in minor inflationary pressures across various parts of our business and operations, including on our customers, partners, and suppliers. We continue to monitor the impact of inflation and we are taking actions, such as ordering inventory in advance, to minimize its effects on our product cost and sales.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of June 30, 2026, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

There were no unregistered sales of securities during the three months ended June 30, 2026.

(b)	Use of Proceeds from the Sale of Registered Securities

None.

(c)	Purchases of Equity Securities by the Registrant and Affiliated Purchasers.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

(c) Rule 10b5-1 Trading Plans

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
10.1	Loan Agreement, dated as of June 2, 2026, by and between Sensus Healthcare, Inc. and City National Bank of Florida, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 5, 2026.

10.2	Revolving Promissory Note, dated as of June 2, 2026, made by Sensus Healthcare, Inc. in favor of City National Bank of Florida, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 5, 2026.

10.3	Pledged Collateral and Restricted Account Agreement, dated as of June 2, 2026, by and between Sensus Healthcare, Inc. and City National Bank of Florida, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 5, 2026.

10.4	Security Agreement, dated as of June 2, 2026, by and between Sensus Healthcare, Inc. and City National Bank of Florida, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 5, 2026.

31.1*	Certification of Joseph C. Sardano, Chairman and Chief Executive Officer of Sensus Healthcare, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Javier Rampolla, Chief Financial Officer of Sensus Healthcare, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Joseph C. Sardano, Chairman and Chief Executive Officer of Sensus Healthcare, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Javier Rampolla, Chief Financial Officer of Sensus Healthcare, Inc., Pursuant to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104.*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSUS HEALTHCARE, INC.

Date: August 14, 2026	/s/ Joseph C. Sardano
Joseph C. Sardano
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026	/s/ Javier Rampolla
Javier Rampolla
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)