Form 10-Q
period 2026-09-30
Sensus Healthcare, Inc.
filed 2026-11-13
CIK 1494891

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 10, 2026, there were 16,462,059 shares of the registrant’s common stock outstanding.

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

Forward-looking statements involve risks and uncertainties because they relate to events, developments, and circumstances relating to Sensus Healthcare, Inc., our industry, and/or general economic or other conditions that may or may not occur in the future or may occur on longer or shorter timelines or to a greater or lesser degree than anticipated. In addition, even if future events, developments and circumstances are consistent with the forward-looking statements contained in this report, they may not be predictive of results or developments in future periods. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, forward-looking statements are not guarantees of future performance, and our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from the forward-looking statements contained in this report as a result of the following factors, among others: the level and availability of government and/or third party payor reimbursement for clinical procedures using our products, and the willingness of healthcare providers to purchase our products if the level of reimbursement declines; concentration of our customers in the U.S.; the development by others of new products, treatments, or technologies that render our technology partially or wholly obsolete; the regulatory requirements applicable to us and our competitors; our ability to efficiently manage our manufacturing processes and costs; the risks arising from doing business in China and other foreign countries, including ongoing geopolitical tensions between the U.S. and China; legislation, regulation, or other governmental action that affects our products, taxes, international trade regulation (including the possibility of tariffs and fluctuations in tariffs on equipment we export or materials we import), or other aspects of our business; the performance of the Company’s information technology systems and its ability to maintain data security; the possibility that inflationary pressures continue to impact our sales; our ability to obtain and maintain the intellectual property needed to adequately protect our products, and our ability to avoid infringing or otherwise violating the intellectual property rights of third parties; and other risks described from time to time in our filings with the Securities and Exchange Commission.

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

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SENSUS HEALTHCARE, INC.

 CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30,	As of December 31,
(in thousands, except shares and per share data)	2026	2025
	(unaudited)
Assets
Current assets
Cash, restricted cash, and cash equivalents	$12,920	$22,083
Accounts receivable, net	1,403	6,041
Inventories	17,965	14,563
Prepaid inventory	—	1,522
Notes receivable, current portion	609	—
Other current assets	1,687	1,683
Total current assets	34,584	45,892
Property and equipment, net	2,662	1,976
Deferred tax asset	—	4,079
Operating lease right-of-use assets, net	265	452
Notes receivable, net of current portion	2,731	352
Other noncurrent assets	309	288
Total assets	$40,551	$53,039

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$3,746	$3,343
Product warranties	302	275
Operating lease liabilities, current portion	278	262
Deferred revenue, current portion	785	842
Total current liabilities	5,111	4,722
Operating lease liabilities	—	209
Deferred revenue, net of current portion	—	10
Total liabilities	5,111	4,941
Commitments and contingencies
Stockholders’ equity
Preferred stock, 5,000,000 shares authorized and none issued and outstanding	—	—
Common stock, $0.01 par value – 50,000,000 authorized; 17,055,095 issued and 16,462,059 outstanding at September 30, 2026; 17,056,845 issued and 16,463,809 outstanding at December 31, 2025	169	169
Additional paid-in capital	46,300	46,090
Treasury stock, 593,036 shares at cost, at September 30, 2026 and December 31, 2025	(3,876)	(3,876)
(Accumulated deficit) retained earnings	(7,153)	5,715
Total stockholders’ equity	35,440	48,098
Total liabilities and stockholders’ equity	$40,551	$53,039

See accompanying notes to the condensed consolidated financial statements (unaudited).

SENSUS HEALTHCARE, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except shares and per share data)	2026	2025	2026	2025

Revenues	$5,995	$6,884	$11,679	$22,543
Cost of sales	2,707	4,171	6,632	12,573
Gross profit	3,288	2,713	5,047	9,970
Operating expenses
General and administrative	2,253	1,917	6,079	6,111
Selling and marketing	1,548	1,546	4,319	5,122
Research and development	1,106	1,819	3,806	5,896
Total operating expenses	4,907	5,282	14,204	17,129
Loss from operations	(1,619)	(2,569)	(9,157)	(7,159)
Other income:
Interest income, net	126	160	368	528
Other income, net	126	160	368	528
Loss before income tax	(1,493)	(2,409)	(8,789)	(6,631)
Provision for (benefit from) income taxes	—	(1,466)	4,079	(2,079)
Net loss	$(1,493)	$(943)	$(12,868)	$(4,552)
Net loss per share – basic	$(0.09)	$(0.06)	$(0.78)	$(0.28)
diluted	$(0.09)	$(0.06)	$(0.78)	$(0.28)
Weighted average number of shares used in
computing net loss per share – basic	16,462,059	16,320,036	16,462,255	16,327,233
diluted	16,462,059	16,320,036	16,462,255	16,327,233

See accompanying notes to the condensed consolidated financial statements (unaudited).

SENSUS HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Retained Earnings (Accumulated
(in thousands, except shares)	Shares	Amount	Capital	Shares	Amount	Deficit)	Total

December 31, 2024	17,036,845	$169	$45,795	(541,449)	$(3,571)	$13,434	$55,827
Stock-based compensation	—	—	79	—	—	—	79
Stock repurchase	—	—	—	(50,360)	(300)	—	(300)
Net loss	—	—	—	—	—	(2,572)	(2,572)
March 31, 2025	17,036,845	$169	$45,874	(591,809)	$(3,871)	$10,862	$53,034
Stock-based compensation	—	—	72	—	—	—	72
Forfeitures of restricted stock awards	(5,000)	—	(5)	—	—	—	(5)
Net loss	—	—	—	—	—	(1,037)	(1,037)
June 30, 2025	17,031,845	$169	$45,941	(591,809)	$(3,871)	$9,825	$52,064
Stock-based compensation	—	—	73	—	—	—	73
Net loss	—	—	—	—	—	(943)	(943)
September 30, 2025	17,031,845	$169	$46,014	(591,809)	$(3,871)	$8,882	$51,194

December 31, 2025	17,056,845	$169	$46,090	(593,036)	$(3,876)	$5,715	$48,098
Stock-based compensation	—	—	70	—	—	—	70
Forfeitures of restricted stock awards	(1,750)	—	—	—	—	—	—
Net loss	—	—	—	—	—	(2,626)	(2,626)
March 31, 2026	17,055,095	$169	$46,160	(593,036)	$(3,876)	$3,089	$45,542
Stock-based compensation	—	—	70	—	—	—	70
Net loss	—	—	—	—	—	(8,749)	(8,749)
June 30, 2026	17,055,095	169	46,230	(593,036)	(3,876)	(5,660)	36,863
Stock-based compensation	—	—	70	—	—	—	70
Net loss	—	—	—	—	—	(1,493)	(1,493)
September 30, 2026	17,055,095	$169	$46,300	(593,036)	$(3,876)	$(7,153)	$35,440

See accompanying notes to the condensed consolidated financial statements (unaudited).

SENSUS HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended
	September 30,
(in thousands)	2026	2025
Cash flows from operating activities
Net loss	$(12,868)	$(4,552)
Adjustments to reconcile net loss to net cash, restricted cash, and cash equivalents (used in) provided by operating activities:
Credit loss expense	—	44
Depreciation	263	283
Amortization of right-of-use asset	187	179
Provision for product warranties	209	406
Stock-based compensation	210	219
Deferred income taxes	4,079	(2,040)
Changes in operating assets and liabilities:
Accounts receivable	4,638	10,351
Notes receivable	(2,988)	(471)
Inventories	(4,335)	(3,713)
Prepaid inventory	1,522	2,006
Other current assets	(4)	(454)
Other noncurrent assets	(21)	231
Accounts payable and accrued expenses	403	808
Operating lease liability	(193)	(179)
Deferred revenue	(67)	73
Product warranties	(182)	(456)
Net cash (used in) provided by operating activities	(9,147)	2,735
Cash flows from investing activities
Acquisition of property and equipment	(16)	(38)
Net cash used in investing activities	(16)	(38)
Cash flows from financing activities
Repurchase of common stock	—	(300)
Net cash used in financing activities	—	(300)
Net (decrease) increase in cash, restricted cash, and cash equivalents	(9,163)	2,397
Cash, restricted cash, and cash equivalents – beginning of period	22,083	22,056
Cash, restricted cash, and cash equivalents – end of period	$12,920	$24,453
Supplemental disclosure of cash flow information:
Interest paid	$—	$—
Income tax paid	$8	$980
Income tax refunds received	$—	$393
Supplemental schedule of noncash investing and financing transactions:
Transfer of inventory to property and equipment	$933	$770
Lease liability arising from obtaining right-of-use-assets	$—	$111

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

These financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by GAAP. In the opinion of management, all adjustments considered necessary for a fair presentation of the results have been included. Operating results for the nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or for any other period.

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

Reclassification of Prior Year Presentation

Certain prior period amounts related to notes receivable have been reclassified for consistency with the current period presentation. The reclassifications are limited to notes receivables, other current assets, and other noncurrent assets within the condensed consolidated balance sheets and condensed consolidated statements of cash flows, and have no impact on the reported results of operations.

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

The components of disaggregated revenue for the three and nine months ended September 30, 2026 and 2025 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Product Revenue - recognized at a point in time	$4,818	$4,832	$7,712	$16,930
Product Revenue - recognized over time	401	530	1,068	1,087
Service Revenue - recognized at a point in time	463	633	1,381	1,983
Service Revenue - recognized over time	313	889	1,518	2,543
Total Revenue	$5,995	$6,884	$11,679	$22,543

The Company operates in a highly regulated environment, primarily in the U.S. dermatology market, in which state regulatory approval is sometimes required prior to the customer being able to use the product. In cases where such regulatory approval is pending, revenue is deferred until such time as regulatory approval is obtained.

Deferred revenue activity as of September 30, 2026 was as follows:

(in thousands)	Product	Service	Total
December 31, 2025	$351	$501	$852
Revenue recognized	(536)	(1,518)	(2,054)
Amounts invoiced	390	1,597	1,987
September 30, 2026	$205	$580	$785

Remaining performance obligations of deposits for products have original expected durations of one year or less. Estimated service revenue to be recognized in the future related to the performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2026 is as follows:

Year	Service Revenue
2026 (October 1 - December 31, 2026)	278
2027	302
Total	$580

For the nine months ended September 30, 2026 and 2025, the Company paid commissions for certain equipment sales. Because commissions are expected to be recovered through product revenue within one year, the Company expenses commissions as incurred.

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

Two customers located in the U.S. accounted for 50% and 11% of revenue, respectively, for the three months ended September 30, 2026, and one customer located in the U.S. accounted for 59% of revenue for the three months ended September 30, 2025. One customer located in the U.S. accounted for 26% of revenue for the nine months ended September 30, 2026, and one customer located in the U.S. accounted for 62% of revenue for the nine months ended September 30, 2025. Four customers located in the U.S. accounted for 32%, 19%, 17%, and 16% of accounts receivable, respectively, as of September 30, 2026, and one customer located in the U.S. accounted for 65% of accounts receivable as of December 31, 2025.

Geographical Information

The following table illustrates total revenue for the three and nine months ended September 30, 2026 and 2025 by geographic region.

	For the Three Months Ended
	September 30,
(in thousands)	2026		2025
United States	$5,170	86%	$6,393	93%
China	541	9%	456	7%
Other	284	5%	35	0%
Total Revenue	$5,995	100%	$6,884	100%

	For the Nine Months Ended
	September 30,
(in thousands)	2026		2025
United States	$9,498	81%	$21,256	94%
China	1,556	13%	1,218	6%
Other	625	6%	69	0%
Total Revenue	$11,679	100%	$22,543	100%

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

Restricted cash represents $2.3 million maintained in a restricted money market account with City National Bank of Florida (“CNB”) as cash collateral for the Company’s obligations under its revolving credit facility. Restricted cash totalled $2.3 million as of September 30, 2026. There was no restricted cash balance as of December 31, 2025. See Note 3, Debt, for additional information regarding the revolving credit facility.

Accounts Receivable

The Company extends credit to customers based on an assessment of their financial condition and generally does not require collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company estimates future credit losses based on the age of customer receivable balances, collection history and forecasted economic trends. Future collections can be significantly different from historical collection trends or current estimates. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The allowance for expected credit losses was $0.1 million as of September 30, 2026 and December 31, 2025. Credit loss expense was $0 and $44 thousand for the three months ended September 30, 2026 and 2025, respectively, and $0 and $44 thousand for the nine months ended September 30, 2026 and 2025, respectively.

Notes Receivable

The Company provides financing to certain customers in connection with sales of its devices. Notes receivable bear fixed annual interest rates ranging from 1.5% to 6.0% and have original terms ranging from 36 to 72 months. Interest income from these arrangements is included in interest income, net, in the accompanying condensed consolidated statements of loss. As of September 30, 2026 and December 31, 2025, notes receivable totaled $3.3 million and $0.4 million, respectively.

The Company evaluates notes receivable arising from customer balances for expected credit losses in accordance with ASC 326, Financial Instruments—Credit Losses. The allowance for expected credit losses is determined based on historical collection experience, customer payment history, aging of outstanding balances, customer creditworthiness, and current and reasonably forecasted economic conditions. Management also considers customer-specific collection risks when evaluating expected losses over the remaining contractual life of the notes. The allowance is reassessed at each reporting date, with changes recognized in earnings.

Inventories

Inventories consist of finished product and components and are stated at the lower of cost or net realizable value, determined using the first-in, first-out method.

Earnings Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated using the same basis, adjusted for the effect of potentially dilutive common shares. The treasury stock method is used to determine the incremental shares attributable to stock options, restricted stock awards and warrants for purposes of diluted net loss per share. Potential common shares are excluded when their effect would be antidilutive.

The factors used in the net loss per share computation are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Basic
Net loss	$(1,493)	$(943)	$(12,868)	$(4,552)
Weighted average number of shares used in computing net loss per share – basic	16,462	16,320	16,462	16,327
Net loss per share - basic	$(0.09)	$(0.06)	$(0.78)	$(0.28)
Diluted
Net loss	$(1,493)	$(943)	$(12,868)	$(4,552)
Weighted average number of shares used in computing net loss per share – basic	16,462	16,320	16,462	16,327
Dilutive effects of:
Restricted stock awards	—	—	—	—
Weighted average number of shares used in computing net loss per share – diluted	16,462	16,320	16,462	16,327
Net loss per share - diluted	$(0.09)	$(0.06)	$(0.78)	$(0.28)

The shares in full amount listed below were not included in the computation of diluted net loss per share because to do so would have been antidilutive for the periods presented:
Restricted stock awards	—	120,000	—	120,000
Stock options	77,550	77,550	77,550	77,550

Diluted net loss per share for the three and nine months ended September 30, 2026 and 2025 excludes the dilutive effect of any stock options or shares issued under restricted stock awards, as the inclusion would be antidilutive due to the Company’s net losses during the periods.

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

The Company has elected the practical expedient to combine lease and non-lease components when the components qualify to be combined. Continuous supporting services are the primary non-lease components and are not predominant. As a result, the combined components are accounted for as a lease under ASC 842. The revenues from non-lease components that are not qualified to be combined are recognized when the services are rendered under ASC 606. The revenues from non-lease components were $0.1 million and $44 thousand for the three months ended September 30, 2026 and 2025, respectively, and $0.2 million for the nine months ended September 30, 2026 and 2025.

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

Note 2 — Property and Equipment

Property and equipment consist of the following:

	As of	As of
	September 30,	December 31,	Estimated
(in thousands)	2026	2025	Useful Lives

Operations equipment	$1,317	$974	3-10 years
Equipment leased to customers	2,043	1,600	10 years
Tradeshow and demo equipment	1,100	1,184	3 years
Computer equipment	200	186	3 years
Research and development equipment	146	246	3 years
Subtotal	4,806	4,190
Construction in progress	228	228
Less accumulated depreciation	(2,372)	(2,442)
Property and Equipment, Net	$2,662	$1,976

Depreciation expense was $81 thousand and $98 thousand for the three months ended September 30, 2026 and 2025, respectively, and $0.3 million for the nine-month periods ended September 30, 2026 and 2025.

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

On June 2, 2026, the Company entered into a revolving credit facility (the “CNB Credit Facility”) with CNB that provides for maximum borrowings of $15.0 million and matures on June 5, 2027, unless extended by mutual agreement. During the initial term, borrowings are limited to $2.0 million, and the remaining $13.0 million commitment is restricted. Any borrowings bear interest at the Secured Overnight Financing Rate plus 3.00% (or 6.90% at September 30, 2026). Interest is payable monthly, and all outstanding principal and accrued interest are due at maturity. The CNB Credit Facility is secured by $2.3 million of cash held in a restricted account and by a security interest in all of the Company’s assets (the “Collateral”). Under the CNB Credit Facility, the Company must obtain CNB’s prior written consent in order to take any of the following actions: (a) sell or transfer any of the Company’s assets outside the ordinary course of its business; (b) incur, create, assume, or permit to exist any other indebtedness (subject to certain exceptions); (c) encumber any of the Company’s assets with any liens other than liens in favor of CNB and certain other permitted liens; or (d) remove the Company’s current Chief Executive Officer, President, or Chief Financial Officer. The related loan agreement also includes customary representations and warranties and customary events of default, upon the occurrence of which, after any applicable grace period, CNB would have the ability to accelerate all outstanding advances, terminate the CNB Credit Facility, and exercise remedies with respect to the Collateral.

If the CNB Credit Facility is renewed and CNB makes the remaining $13.0 million commitment available, the Company will be required to maintain a minimum debt service coverage ratio of 1.50, tested quarterly beginning with the first fiscal quarter following such availability. The Company was not subject to this financial covenant as of September 30, 2026. At September 30, 2026, no borrowings were outstanding under the CNB Credit Facility.

Note 4 — Product Warranties

Changes in product warranty liability were as follows for the nine months ended September 30, 2026:

(in thousands)
Balance, December 31, 2025	$275
Warranties accrued during the period	209
Payments on warranty claims	(182)
Balance, September 30, 2026	$302

Note 5 — Leases

Operating Lease Agreements

The Company leases its headquarters office from an unrelated third party under a lease expiring in September 2027. The amortization expense of the right of use lease asset was $64 thousand and $61 thousand for the three months ended September 30, 2026 and 2025, respectively, and $0.2 million for the nine-month periods ended September 30, 2026 and 2025. In January 2025, the Company entered into a sublease agreement with an unrelated third party to lease a new office space which is adjacent to the current headquarters office. The sublease is effective from January 2025 to September 2027.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of September 30, 2026.

Maturity of Operating Lease Liability	Amount
2026 (October 1 - December 31, 2026)	$72
2027	214
Total undiscounted operating leases payments	$286
Less: Imputed interest	(8)
Present Value of Operating Lease Liability	$278
Operating lease liability, current portion	$278
Operating lease liability, net of current portion	$—

Other Information
Weighted-average remaining lease term	1.00 year
Weighted-average discount rate	5.32%

Cash paid for amounts included in the measurement of the operating lease liability was $0.2 million for the nine-month periods ended September 30, 2026 and 2025, and is included in cash flows from operating activities in the accompanying condensed consolidated statements of cash flows.

Operating lease cost recognized as expense was $68 thousand for the three-month periods ended September 30, 2026 and 2025, and $0.2 million for the nine-month periods ended September 30, 2026 and 2025. The financing component for operating lease liability represents the effect of discounting the operating lease payments to their present value.

Lessor Accounting

The Company, through its subsidiary, Sensus Healthcare Services, LLC, leases superficial radiotherapy equipment to dermatology clinics. These leases generally have an initial term of 60 months and automatically renew for a one-year period upon the expiration of the initial lease term. Payments due under the leases may be fixed or variable payments.

In July 2026, the Company began a third-party-funded equipment rental program with EverBank, N.A. Under the program, following delivery and of the equipment to a Company customer and the customer’s acceptance, EverBank provides upfront funding to the Company equal to the price of the equipment, and EverBank acquires title to the equipment. During the term of the rental, EverBank collects the related customer payments. Because the Company may reacquire the equipment for $1 at the end of the original lease term (subject to specific conditions), the arrangement is accounted for as a lease under ASC 842 rather than a sale. The lease is classified as an operating lease. The Company defers the consideration allocated to the equipment component and recognizes it as lease income on a straight-line basis over the original lease term, and accounts for consideration allocated to related services separately under ASC 606.

The component of lease income for the three and nine months ended September 30, 2026 is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Lease income - operating leases - fixed payments	$102	$64	$226	$192
Lease income - operating leases - variable payments	299	466	842	895
Total	$401	$530	$1,068	$1,087

The future minimum fixed lease payments to be received under the lease agreements as of September 30, 2026 are as follows:

(in thousands)	Amount
2026 (October 1 - December 31)	115
2027	462
2028	462
2029	462
2030	329
Thereafter	134
Total	$1,964

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

The Company pays this manufacturer for finished goods in advance of the inventory being received. The Company paid this manufacturer $0.6 million and $0.9 million for finished goods for the three months ended September 30, 2026 and 2025, respectively, and $4.2 million and $5.8 million for the nine months ended September 30, 2026 and 2025, respectively. Finished goods of $0.6 million and $1.9 million were received from this manufacturer for the three months ended September 30, 2026 and 2025, respectively, and finished goods of $5.0 million and $8.4 million were received from this manufacturer for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026 and December 31, 2025, a prepayment related to these finished goods of $0 and $1.5 million, respectively, was presented in prepaid inventory in the accompanying condensed consolidated balance sheets.

Legal Contingencies

The Company is party to certain legal proceedings in the ordinary course of business. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and related contingencies.

In August 2019, the Company received a Civil Investigative Demand from the Department of Justice (the “Department”) seeking documents and written responses in connection with an investigation of the billing to Medicare by a physician who had treated patients with the Company’s SRT-100. The Department subsequently advised the Company that it was considering expanding the investigation to determine whether the Company had any involvement in the physician’s use of certain reimbursement codes. The Company has fully cooperated with the Department. The Company disputes that it has engaged in any wrongdoing with respect to such reimbursement claims; among other considerations, the Company does not submit claims for reimbursement or provide coding or billing advice to physicians. To the Company’s knowledge, the Department has made no determination as to whether the Company engaged in any wrongdoing, or whether to pursue any legal action against the Company. Should the Department decide to pursue legal action, the Company believes it has strong and meritorious defenses and will vigorously defend itself. As of September 30, 2026, the Company was unable to estimate the cost, if any, associated with this matter   .

Note 7 — Stockholders’ Equity

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock. No shares of preferred stock were issued or outstanding at September 30, 2026 or December 31, 2025.

Treasury Stock

Treasury stock includes shares surrendered by employees for tax withholding on the vesting of restricted stock awards and shares repurchased in open market transactions. No shares were surrendered by employees for tax withholding for the three and nine months ended September 30, 2026 and 2025. During the three months ended September 30, 2026 and 2025, the Company did not repurchase any shares in open market transactions. During the nine months ended September 30, 2026 and 2025, the Company repurchased zero and 50,360 shares in open market transactions, respectively.

Note 8 — Equity-based Compensation

2016 and 2017 Equity Incentive Plans

The Company’s 2016 Equity Incentive Plan and the 2017 Incentive Plan, as amended in June 2023 and August 2025 (collectively, the “Plans”), provide for the issuance of up to 397,473 shares and 2,250,000 shares, respectively. In August 2025, the Company amended the 2017 Incentive Plan to increase the number of shares of common stock authorized for issuance thereunder by 1,500,000 shares. In addition, unless the Compensation Committee specifically determines otherwise, the maximum number of shares available under the Plans and the awards granted under the Plans will be subject to appropriate adjustment in the case of any stock dividends, stock splits, recapitalizations, reorganizations, mergers, consolidations, exchanges or other changes in capitalization affecting the Company’s common stock. The awards may be made in the form of restricted stock awards or stock options, among other things. As of September 30, 2026 and December 31, 2025, 1,676,973 and 1,675,223 shares were available to be granted under the Plans, respectively.

On December 19, 2022, a total of 77,000 shares of restricted common stock were awarded to employees. The restricted shares vest 25% per year over a four-year period. The fair value of $6.40 per share, the stock price on grant date, is being recognized as expense on a straight-line basis over the vesting period. During the nine months ended September 30, 2026, 1,750 shares of unvested common stock were forfeited due to the termination of three employees. As of September 30, 2026, 63,750 of the shares issued on December 19, 2022 were vested or forfeited.

On January 11, 2024, 20,000 shares of restricted common stock with a fair value of $2.65 per share, the stock price on the grant date, were awarded to an employee. 10,000 of the shares vested and the expense related to these shares was recognized on the grant date. The remaining 10,000 shares vested in January 2025. The grant date fair value of $2.65 per share is being recognized as expense on a straight-line basis over the vesting period. As of September 30, 2026, the shares issued on January 11, 2024 were fully vested.

On December 17, 2024, 100,000 shares of restricted common stock with a fair value of $7.78 per share, the stock price on the grant date, were awarded to employees and directors. 10,000 of the shares issued to one individual vested and the expense related to these shares was recognized on the grant date. The remaining 30,000 shares awarded to the same individual vest over a three-year period. The remaining 60,000 shares awarded to other individuals vest 25% per year over a four-year period. The grant date fair value of $7.78 per share is being recognized as expense on a straight-line basis over the vesting period. During the three months ended September 30, 2026, none of the shares became vested or were forfeited. As of September 30, 2026, 50,000 of the shares issued on December 17, 2024 had been vested or forfeited.

On December 12, 2025, 40,000 shares of restricted common stock with a fair value of $3.83 per share, the stock price on the grant date, were issued to an employee. These shares vest 25% per year over a four-year period on each anniversary of the grant date. The grant date fair value of $3.83 per share is being recognized as expense on a straight-line basis over the vesting period of four years. As of September 30, 2026, none of the shares issued on December 12, 2025 had vested or been forfeited.

Restricted Stock

Restricted stock activity for the nine months ended September 30, 2026 is summarized below:

		Weighted—
		Average
		Grant
	Restricted	Date Fair
Outstanding at	Stock	Value
December 31, 2025	105,000	$6.08
Granted	—	—
Vested	—	—
Forfeited	(1,750)	6.40
September 30, 2026	103,250	$6.07

The Company recognizes forfeitures as they occur. The reduction of stock compensation expense related to forfeitures was $0 for the three-month periods ended September 30, 2026 and 2025, and $0 and $5 thousand for the nine months ended September 30, 2026 and 2025, respectively.

Stock compensation expense related to restricted stock, excluding the recognition of forfeitures, was $70 thousand and $73 thousand for the three months ended September 30, 2026 and 2025, respectively, and $0.2 million for the nine-month periods ended September 30, 2026 and 2025.

Unrecognized stock compensation expense was $0.4 million as of September 30, 2026, which will be recognized over a weighted-average period of 2.4 years.

Stock Options

Stock options expire ten years after the grant date. Options that have been granted are exercisable and vest based on the terms of the related agreements.

The following table summarizes the Company’s stock options activity after December 31, 2025:

Weighted—
Average
		Weighted—	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Options	Price	(In Years)
Outstanding - December 31, 2025	77,550	$5.55	2.08
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Outstanding - September 30, 2026	77,550	$5.55	1.33
Exercisable - September 30, 2026	77,550	$5.55	1.33

As of September 30, 2026, all outstanding stock options are fully vested. The stock options outstanding had no intrinsic value as of September 30, 2026 and December 31, 2025.

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

As of September 30, 2026, the Company continued recognition of a full valuation allowance against its net deferred tax assets that it recorded in the second quarter of 2026. In performing its quarterly assessment, management considered all available positive and negative evidence, including recent operating results, cumulative earnings history, expectations regarding future taxable income, the reversal of existing taxable temporary differences, and other relevant factors. Based on the weight of the available evidence as of September 30, 2026, management concluded that it was more likely than not that the Company's net deferred tax assets would not be realized. Accordingly, the valuation allowance reduced the net deferred tax assets to zero.

Income tax expense (benefit) was $0 and ($1.5) million for the three months ended September 30, 2026 and 2025, respectively. Income tax expense (benefit) was $4.1 million and ($2.1) million for the nine months ended September 30, 2026 and 2025, respectively.

The Company's effective tax rates for the three months ended September 30, 2026 and 2025 were 0% and 60.9%, respectively, and (46.4%) and 31.4%, respectively, for the nine months ended September 30, 2026 and 2025. The effective tax rate for the three months ended September 30, 2026 was primarily attributable to the continued recognition of a full valuation allowance against the Company's net deferred tax assets, which was initially established during the second quarter of 2026. The decrease in the effective tax rate for the nine months ended September 30, 2026 compared to the corresponding prior-year period was primarily driven by the establishment of the valuation allowance during the second quarter of 2026.

The effective tax rate differs from the U.S. federal statutory rate for the three and nine months ended September 30, 2026, primarily due to the increase in valuation allowance, nondeductible expenses, state income taxes and the favorable impact of tax credits.

As of September 30, 2026, the Company’s U.S. federal and certain state tax returns remain subject to examination, beginning with those filed for the year ended December 31, 2018.

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

Results of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except shares and per share data)	2026	2025	2026	2025

Revenues	$5,995	$6,884	$11,679	$22,543
Cost of sales	2,707	4,171	6,632	12,573
Gross profit	3,288	2,713	5,047	9,970
Operating expenses
General and administrative	2,253	1,917	6,079	6,111
Selling and marketing	1,548	1,546	4,319	5,122
Research and development	1,106	1,819	3,806	5,896
Total operating expenses	4,907	5,282	14,204	17,129
Loss from operations	(1,619)	(2,569)	(9,157)	(7,159)
Other income:
Interest income, net	126	160	368	528
Other income, net	126	160	368	528
Loss before income tax	(1,493)	(2,409)	(8,789)	(6,631)
(Benefit from) provision for income taxes	—	(1,466)	4,079	(2,079)
Net loss	$(1,493)	$(943)	$(12,868)	$(4,552)

Three months ended September 30, 2026 compared to the three months ended September 30, 2025

Revenues. Revenues were $6.0 million for the three months ended September 30, 2026 compared to $6.9 million for the three months ended September 30, 2025, a decrease of $0.9 million, or 13.0%. Although the number of units shipped increased (26 in the three months ended September 30, 2026, including 8 units backlog from the second quarter of 2026 but delivered in the current period, compared to 16 in the three months ended September 30, 2025), the decrease in revenue was primarily driven by product mix (the number of lower-priced SRT-100 units shipped versus the number of higher-priced SRT-100 Vision units shipped), which resulted in a lower average selling price per unit, as well as no sales in the current period to a historically large customer. In addition, 3 systems shipped during the quarter were under the Fair Deal Agreement program and rental arrangements compared to zero in the prior year period, for which revenue is recognized over the term of the agreement rather than at the time of shipment.

Cost of sales. Cost of sales was $2.7 million for the three months ended September 30, 2026 compared to $4.2 million for the three months ended September 30, 2025, a decrease of $1.5 million, or 35.7%. The decrease in cost of sales was primarily related to the product mix, including a higher proportion of SRT-100 units shipped compared to SRT-100 Vision units shipped, as SRT-100 units have a lower average cost per unit.

Gross profit. Gross profit was $3.3 million for the three months ended September 30, 2026 compared to $2.7 million for the three months ended September 30, 2025, an increase of $0.6 million, or 22.2%. Our overall gross profit percentage was 55.0% in the three months ended September 30, 2026 compared to 39.1% in the corresponding period in 2025. The increase in gross profit and margin was primarily driven by product mix, including a higher proportion of shipments of higher-margin SRT-100 units compared to lower-margin SRT-100 Vision units.

General and administrative. General and administrative expense was $2.3 million for the three months ended September 30, 2026 compared to $1.9 million for the three months ended September 30, 2025, an increase of $0.4 million, or 21.1%. The net increase in general and administrative expense was primarily due to higher legal and professional fees offset by reduction of insurance cost.

Selling and marketing. Selling and marketing expense was $1.5 million for the three-month periods ended September 30, 2026 and September 30, 2025.

Research and development. Research and development expense was $1.1 million for the three months ended September 30, 2026 compared to $1.8 million for the three months ended September 30, 2025, a decrease of $0.7 million, or 38.9%. The decrease was primarily due to a reduction in lobbying cost and reduced headcount.

Other income. Other income of $0.1 million and $0.2 million for the three months ended September 30, 2026 and 2025, respectively, relates primarily to interest income.

Income taxes. The Company's effective tax rates for the three months ended September 30, 2026 and 2025 were 0% and 60.9%, respectively. The effective tax rate for the three months ended September 30, 2026 was primarily attributable to the continued recognition of a full valuation allowance against the Company's net deferred tax assets, which was initially established during the second quarter of 2026.

The Company assesses the realizability of its deferred tax assets at each reporting date based on all available positive and negative evidence in accordance with ASC 740. Based on its assessment during the third quarter of 2026, management concluded that the full valuation allowance remained necessary. Accordingly, the Company maintained the valuation allowance as of September 30, 2026 and recognized no income tax expense for the three months then ended. Management will continue to assess the realizability of its deferred tax assets in future reporting periods, and changes in operating results, expectations of future taxable income, or other relevant evidence could result in adjustments to the valuation allowance.

Nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

Revenues. Revenues were $11.7 million for the nine months ended September 30, 2026 compared to $22.5 million for the nine months ended September 30, 2025, a decrease of $10.8 million, or 48.0%. The decrease in revenue was primarily driven by a lower number of units shipped (51 in the nine months ended September 30, 2026, compared to 56 in the nine months ended September 30, 2025), the decrease in revenue was primarily driven by product mix (the number of SRT-100 units sold versus the number of SRT-100 Vision units sold), which resulted in a lower average selling price per unit, as well as no sales in the current period to a historically large customer. Further, 12 systems shipped during the period were under the Fair Deal Agreement program and rental arrangements compared to 10 in the prior year period, for which revenue is recognized over the term of the agreement rather than at the time of shipment.

Cost of sales. Cost of sales was $6.6 million for the nine months ended September 30, 2026 compared to $12.6 million for the nine months ended September 30, 2025, a decrease of $6.0 million, or 47.6%. The decrease in cost of sales was primarily related to a lower number of units sold.

Gross profit. Gross profit was $5.0 million for the nine months ended September 30, 2026 compared to $10.0 million for the nine months ended September 30, 2025, a decrease of $5.0 million, or 50.0%. Our overall gross profit percentage was 42.7% in the nine months ended September 30, 2026 compared to 44.4% in the corresponding period in 2025. The decrease in gross profit was primarily driven by product mix, including a higher proportion of international shipments, which carry lower average selling prices, and costs associated with new system placements pursuant to the Fair Deal Agreements, which are recognized upfront while related revenue is recognized over the term of the agreement.

General and administrative. General and administrative expense was $6.1 million for the nine-month periods ended September 30, 2026 and 2025.

Selling and marketing. Selling and marketing expense was $4.3 million for the nine months ended September 30, 2026 compared to $5.1 million for the nine months ended September 30, 2025, a decrease of $0.8 million, or 15.7%. The decrease was primarily driven by a decrease in tradeshow expenses and clinical research costs, partially offset by an increase in commission expense.

Research and development. Research and development expense was $3.8 million for the nine months ended September 30, 2026 compared to $5.9 million for the nine months ended September 30, 2025, a decrease of $2.1 million, or 35.6%. The decrease was primarily due to the decrease in lobbying costs related to billing code reimbursement, the decrease in product development costs related to next-generation systems, and reduced headcount.

Other income. Other income of $0.4 million and $0.5 million for the nine months ended September 30, 2026 and 2025, respectively, relates primarily to interest income.

Income taxes. The effective tax rates for the nine months ended September 30, 2026 and 2025 were (46.4%) and 31.4%, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2026 compared to the prior year period was primarily due to an increase in valuation allowance.

Financial Condition

The following discussion summarizes significant changes in assets and liabilities. Please see the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025 contained in Part I, Item 1 of this filing.

Assets

Cash, restricted cash, and cash equivalents were $12.9 million at September 30, 2026 compared to $22.1 million at December 31, 2025, a decrease of $9.2 million. The decrease was primarily attributable to net cash used in operating activities, including cash used to purchase inventory and an increase in customer notes receivable resulting from the Company offering customers more flexible payment terms for its products and services. See the section entitled “Inflation” below for details on the impacts of inflation on our business. See the section entitled “Cash flows” below for details on the change in cash, restricted cash, and cash equivalents during the nine months ended September 30, 2026.

Accounts receivable, net was $1.4 million at September 30, 2026 compared to $6.0 million at December 31, 2025, a decrease of $4.6 million. The decrease was primarily due to the decrease in sales and concentration of sales to the Company’s historically large customer, which have historically been subject to extended payment terms.

Inventories were $18.0 million at September 30, 2026 compared to $14.6 million at December 31, 2025, an increase of $3.4 million. The increase was primarily due to the anticipation of increasing future sales and inventory purchases made to qualify for volume discounts from the manufacturer.

Notes receivable were $3.3 million at September 30, 2026 compared to $0.4 million at December 31, 2025, an increase of $2.9 million. The increase was primarily due to additional financing provided by the Company to a customer in connection with the sale of the Company’s devices.

Liabilities

There were no borrowings outstanding under the revolving line of credit with City National Bank of Florida at September 30, 2026 or under the Company’s former revolving line of credit with Fifth Third at December 31, 2025.

Liquidity and Capital Resources

In general terms, liquidity is a measurement of the Company’s ability to meet its cash needs. For the nine months ended September 30, 2026, funding was derived primarily from cash generated by the sale of equipment to our customers in the ordinary course of business and existing cash reserves. The Company believes that proceeds from maturing cash equivalents, as well as cash on hand are sufficient to meet operating capital and funding requirements for the next 12 months from the date this Quarterly Report was issued. The Company’s liquidity position and capital requirements may be impacted by a number of factors, including the following:

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

Cash flows

The following table provides a summary of cash flows for the periods indicated:

	For the Nine Months Ended
	September 30,
(in thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$(9,147)	$2,735
Investing activities	(16)	(38)
Financing activities	—	(300)
Total	$(9,163)	$2,397

Cash flows from operating activities

Net cash used in operating activities was $9.1 million for the nine months ended September 30, 2026, consisting of net loss of $12.9 million and an increase in net operating assets of $1.2 million, offset by non-cash activity of $5.0 million. Cash flows used in operating activities primarily include the receipt of revenues offset by the payment of operating expenses incurred in the normal course of business. Non-cash items consisted of stock-based compensation expense, deferred income taxes, provision for product warranties, amortization of right-of-use asset, and depreciation of property and equipment. Net cash provided by operating activities was $2.7 million for the nine months ended September 30, 2025, consisting of net loss of $4.6 million and non-cash activity of $(0.9) million, offset by a decrease in net operating assets of $8.2 million, primarily driven by a $10.4 million decrease in accounts receivable, a $2.0 million decrease in prepaid inventory, and a $3.7 million increase in inventories. Cash flows provided by operating activities primarily include the receipt of revenues offset by the payment of operating expenses incurred in the normal course of business. Non-cash items consisted of stock-based compensation expense, deferred income taxes, provision for product warranties, amortization of right-of-use asset, credit loss expense, and depreciation of property and equipment.

Cash flows from investing activities

Net cash used in investing activities for the nine months ended September 30, 2026 reflected $16 thousand of purchases of property and equipment. Net cash used in investing activities for the nine months ended September 30, 2025 reflected $38 thousand of purchases of property and equipment.

Cash flows from financing activities

No cash was used in financing activities for the nine months ended September 30, 2026 . Net cash used in financing activities for the nine months ended September 30, 2025 reflected $0.3 million of repurchases of common stock.

Inflation

During the third quarter of 2026, we continued to experience some increase in commodity and shipping prices and energy and labor costs which resulted in minor inflationary pressures across various parts of our business and operations, including on our customers, partners, and suppliers. We continue to monitor the impact of inflation and we are taking actions, such as ordering inventory in advance, to minimize its effects on our product cost and sales.

Indebtedness

Please see Note 3, Debt, to the condensed consolidated financial statements.

Contractual Obligations and Commitments

Please see Note 6, Commitments and Contingencies, to the condensed consolidated financial statements.

Critical Accounting Policies and Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. Management has not applied any critical accounting estimates but has identified revenue recognition policies as critical to understanding the Company’s financial condition and results of operations. For a detailed discussion on the application of these and other accounting policies, see the Note 1, Organization and Summary of Significant Accounting Policies to the consolidated financial statements included in the 2025 Annual Report.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2026, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of September 30, 2026, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no unregistered sales of securities during the three months ended September 30, 2026.

(b)	Use of Proceeds from the Sale of Registered Securities

None.

(c)	Purchases of Equity Securities by the Registrant and Affiliated Purchasers.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

(c) Rule 10b5-1 Trading Plans

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certification of Joseph C. Sardano, Chairman and Chief Executive Officer of Sensus Healthcare, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Javier Rampolla, Chief Financial Officer of Sensus Healthcare, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Joseph C. Sardano, Chairman and Chief Executive Officer of Sensus Healthcare, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Javier Rampolla, Chief Financial Officer of Sensus Healthcare, Inc., Pursuant to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104.*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* **	Filed electronically herewith Furnished electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSUS HEALTHCARE, INC.

Date: November 13, 2026	/s/ Joseph C. Sardano
Joseph C. Sardano
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026	/s/ Javier Rampolla
Javier Rampolla
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

